Form 10-Q
period 1994-04-02
BAIRNCO CORP /DE/
filed 1994-05-13
CIK 350750

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          April 2, 1994
                               or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                       to

Commission File Number                    1-8120

                         BAIRNCO CORPORATION
        (Exact name of registrant as specified in its charter)

                Delaware                           13-3057520
      (State or other jurisdiction of            (IRS Employer
       incorporation or organization)         Identification No.)

      2251 Lucien Way, Suite 300, Maitland, FL             32751
      (Address of principal executive offices)          (Zip Code)


                             (407) 875-2222
           (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X        No


       (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDING DURING THE PRECEDING FIVE YEARS)

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

10,500,259 shares of Common Stock Outstanding as of April 29, 1994.







                      PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                   BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTERS ENDED APRIL 2, 1994 AND APRIL 3, 1993
                                (Unaudited)


                                                 1994           1993 *

Net sales                                    $ 35,676,000   $ 33,032,000
  Cost of sales                                22,070,000     20,478,000
Gross profit                                   13,606,000     12,554,000
  Selling and administrative expenses          10,271,000      9,650,000
Operating profit                                3,335,000      2,904,000
  Interest expense, net                           501,000        589,000
Income before income taxes                      2,834,000      2,315,000
  Provision for income taxes                    1,134,000        903,000
Income from continuing operations               1,700,000      1,412,000
  (Loss) from discontinued operations,
    net of tax                                         --        (39,000)
  Net income                                 $  1,700,000   $  1,373,000


Primary and fully diluted earnings
  per share of common stock (Note 3):
    Continuing operations                    $       0.16   $       0.13
    Discontinued operations                            --             --
          Total                              $       0.16   $       0.13


Dividends per share of common stock          $       0.05   $       0.05













* - Restated for discontinued operations - see Note 2 to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.




                   BAIRNCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF APRIL 2, 1994 AND DECEMBER 31, 1993
                                (Unaudited)

                                                 1994           1993
ASSETS
Current assets:
  Cash and cash equivalents                  $    752,000   $  1,383,000
  Accounts receivable, less allowances
    of $886,000 and $844,000, respectively     21,211,000     18,932,000
  Inventories:
    Raw materials and supplies                  3,513,000      3,173,000
    Work in process                             4,424,000      4,471,000
    Finished goods                             11,788,000     11,849,000
                                               19,725,000     19,493,000
  Deferred income taxes                         3,567,000      3,495,000
  Other current assets                          1,040,000      2,156,000
          Total current assets                 46,295,000     45,459,000

Plant and equipment, at cost                   76,985,000     76,418,000
Less - Accumulated depreciation and
  amortization                                (39,136,000)   (37,764,000)
    Plant and equipment, net                   37,849,000     38,654,000
Cost in excess of net assets of
  purchased businesses                          8,216,000      8,244,000
Other assets                                    2,924,000      3,190,000
Net assets of discontinued operations
  (Note 2)                                     12,039,000     12,434,000
                                             $107,323,000   $107,981,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt                            $  4,461,000   $  5,130,000
  Current maturities of long-term debt            188,000        189,000
  Accounts payable                              8,292,000      7,363,000
  Accrued expenses (Note 4)                    13,386,000     12,679,000
          Total current liabilities            26,327,000     25,361,000

Long-term debt                                 35,768,000     38,399,000
Deferred income taxes                           3,112,000      3,232,000
Other liabilities                               2,454,000      2,474,000

Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized,none issued            --             --
  Common stock, par value $.01, 30,000,000
    shares authorized, 10,948,124 and
    10,948,124 issued, respectively               109,000        109,000
  Paid-in capital                              49,565,000     49,595,000
  Retained earnings                              (212,000)    (1,389,000)
  Treasury stock, at cost, 451,865 shares
    and 451,865 shares, respectively           (9,800,000)    (9,800,000)
          Total stockholders' investment       39,662,000     38,515,000
                                             $107,323,000   $107,981,000

The accompanying notes are an integral part of these financial statements.



                   BAIRNCO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE QUARTERS ENDED APRIL 2, 1994 AND APRIL 3, 1993
                                (Unaudited)



                                                 1994          1993 *
Cash Flows from Operating Activities:
  Income from continuing operations          $  1,700,000   $  1,412,000
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization               1,685,000      1,673,000
    Deferred income taxes                        (192,000)    (1,763,000)
    Changes in current assets and
      liabilities:
      (Increase) in accounts receivable        (2,279,000)    (1,057,000)
      (Increase) in inventories                  (232,000)    (2,808,000)
      Decrease (increase) in other
        current assets                          1,116,000       (511,000)
      Increase in accounts payable                929,000      1,572,000
      Increase (decrease) in accrued expenses     707,000     (1,350,000)
      (Decrease) increase in other
        liabilities                               (20,000)     1,151,000
    Translation adjustment and other, net         421,000             --
          Net cash provided by (used in)
            operating activities                3,835,000     (1,681,000)

Cash Flows from Investing Activities:
  Capital expenditures                         (1,097,000)    (1,935,000)
  Funds provided by discontinued
    operations                                    395,000      3,749,000
          Net cash (used in) provided by
            investing activities                 (702,000)     1,814,000

Cash Flows from Financing Activities:
  Net (repayments) borrowings of
    external debt                              (3,239,000)      463,000
  Exercise of stock options                            --        20,000
  Payment of dividends                           (525,000)     (525,000)
          Net cash (used in)
            financing activities               (3,764,000)      (42,000)

Net (decrease) increase in cash and
  cash equivalents                               (631,000)       91,000
Cash and cash equivalents,
  beginning of period                           1,383,000       835,000
Cash and cash equivalents,
  end of period                              $    752,000   $   926,000





* - Restated for discontinued operations - see Note 2 to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

                    BAIRNCO CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               APRIL 2, 1994
                                (Unaudited)

(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries (Bairnco or the Corporation) after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter ended April 2, 1994, are not necessarily indicative of the results of operations for the full year.


(2) Discontinued Operations

    As discussed in Note 3 to Bairnco's 1993 Audited Consolidated Financial Statements, the Corporation adopted a restructuring plan as of December 31, 1993 which included a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses were classified as discontinued operations as of December 31, 1993 for financial reporting purposes and the accompanying Consolidated Financial Statements have been reclassified to report separately the net assets and operating results of discontinued operations.

    Net sales for the discontinued operations for the quarters ended April 2, 1994 and April 3, 1993 were $5.4 million and $5.8 million, respectively.

    On April 15, 1994, Bairnco announced that it had entered into a Letter of Intent with Lindgren RF Enclosures, Inc., for the sale of Ray Proof Canada, Ltd., Ray Proof North America and Ray Proof Limited. The divestiture of these non core businesses is part of the restructuring plan and is expected to be completed during the second quarter.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                                       First  Quarter
                                      1994        1993

    Primary                        10,500,000  10,791,000
    Fully Diluted                  10,500,000  10,791,000

    Primary and fully diluted earnings per share include all common stock equivalents. A statement regarding computation of per share earnings is included as Exhibit 11 to this Quarterly Report on Form 10-Q.

(4) Accrued Expenses

    Accrued expenses consisted of the following as of April 2, 1994 and April 3, 1993:

                                       1994             1993

    Salaries and wages             $  1,477,000     $  1,520,000
    Income taxes                      1,016,000               --
    Insurance                         2,223,000        2,346,000
    Litigation                        3,214,000        3,812,000
    Other accrued expenses            5,456,000        5,001,000
          Total accrued expenses   $ 13,386,000     $ 12,679,000


(5) Contingencies

    Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal
Proceedings") of this filing.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1993.

    Bairnco Corporation is a diversified multinational company that operates two distinct businesses under the names Arlon and Kasco.

    Engineered materials and components are designed, manufactured and sold under the Arlon brand to electronic, industrial and commercial markets. These products are based on a common technology in coating, laminating and dispersion chemistry. Arlon's principal products include high technology materials for the printed circuit board industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems and silicone rubber products used in a broad range of industrial, consumer and commercial products.

    Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, and on site maintenance services for the retail food industry primarily in the meat, bakery and deli departments. Kasco also distributes equipment to the food industry in Canada and France. These products are sold under a number of brand names including Kasco in the U.S. and Canada, Atlantic Service in the United Kingdom and Bertram & Graf and Biro in Europe.


Comparison of First Quarter 1994 to First Quarter 1993

    Sales in the first quarter 1994 were $35,676,000 an 8% increase from $33,032,000 in 1993. The increase in the first quarter sales was attributable to good growth in all the Arlon product lines especially in the circuit board materials and specialty graphic films. The growth in Kasco's U.S. service center business was more than offset by lower sales due to the continuing weakness in the Canadian and European operations due to their continuing soft economies and the stronger dollar.

    Gross profit increased 8.4% to $13,606,000 from $12,554,000. The increase is attributable to improved sales and margins in all major Arlon product lines.

    Selling and administrative expenses increased 6.4% to $10,271,000 from $9,650,000. The increase was primarily due to the increased sales. However, as a percent of sales, selling and administrative expenses decreased to 28.8% from 29.2%.

    Interest expense was reduced by approximately $88,000 to $501,000 for the first quarter. This reduction was the result of lower effective interest rates and reduced borrowings.
    The effective tax rate for the first quarter of 1994 was 40% as compared to 39% in 1993. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Income from continuing operations increased 20.4% to $1,700,000 or $0.16 per share as compared to $1,412,000 or $0.13 per share in the first quarter 1993.


Liquidity and Capital Resources

    At April 2, 1994 Bairnco's total debt was $40,417,000 compared to $43,718,000 at the end of 1993. At April 2, 1994 approximately $18.5 million was available for borrowing under the Corporation's secured reducing revolving credit agreement ("Credit Agreement") with a consortium of four banks. In addition, approximately $3.8 million was available under various short term domestic and foreign uncommitted credit facilities. Under the terms of the Credit Agreement, the maximum amount available for borrowings pursuant thereto will be reduced by $5,000,000 as of December 31, 1994. Cash and cash equivalents are being maintained at minimum levels in order to utilize all available cash to reduce outstanding debt.

    Bairnco made approximately $1.1 million of capital expenditures during the first quarter 1994. Total capital expenditures in 1994 are expected to be approximately $6.5 million.

    Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1994.

                     PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

    On July 9, 1990, a consolidated class action complaint was filed in the U.S. District Court for the Southern District of New York (superseding eight complaints filed in April 1990) against Bairnco and certain of its current and former officers and directors. A subsequently filed amended complaint alleged violations of the federal securities laws concerning disclosure of matters relating to asbestos personal injury and property damage claims asserted against Keene (Bairnco's subsidiary until August 6, 1990) and sought unspecified damages for losses purportedly incurred by persons who purchased Bairnco common stock between March 13, 1989 and April 2, 1990. The Corporation and the individual defendants denied the principal allegations of the complaint and vigorously defended the action. After extensive discovery and preparations for trial, the parties reached an agreement for the settlement of the action on terms favorable to Bairnco in light of the ongoing cost of defense, including trial. The agreement has been conditionally approved by the court, subject to notice to the class and a hearing scheduled for May 20, 1994, with respect to the fairness of the settlement to the class. The proposed settlement includes the resolution, without additional cost to Bairnco, of two purported derivative actions arising out of the same circumstances as the class actions.

    Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993 Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. The first action, entitled Coleman, et al.
v. Bairnco Corporation, et al., 93 Civ. 5993 (WCC), was filed in the United States District Court for the Southern District of New York. The second action was filed in the Eastern District of New York entitled Huffman et al.
v. Bairnco Corporation, et al., 93 Civ. 3679 (JBW).

    On December 6, 1993 Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. In an order entered on March 11, 1994, the Bankruptcy Court overseeing the reorganization of Keene entered an order appointing an examiner to evaluate and report to the Court whether there are any viable claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco or the spinoffs of certain subsidiaries, including Keene, by Bairnco. The creditors' committee in the Keene bankruptcy, representing the plaintiffs in Coleman, Huffman and the individual cases referred to above, has filed a notice of appeal from the March 11 order.

    Management believes that Bairnco has meritorious defenses to all claims of liability derived from Keene and that it is not liable, as an alter-ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.




    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or financial position of Bairnco Corporation and its subsidiaries as of April 2, 1994.



Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Item 4.  EXHIBITS

    Exhibit 11: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended April 2, 1994 and April 3, 1993.

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAIRNCO CORPORATION
                                   (Registrant)







                                    /s/ J. Robert Wilkinson
                                    J. Robert Wilkinson
                                    Vice President Finance
                                      and Treasurer
                                    (Chief Financial Officer)


DATE:  May 13, 1994