Form 10-Q
period 1994-07-02
BAIRNCO CORP /DE/
filed 1994-08-11
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          July 2, 1994
                                    or
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

10,500,259 shares of Common Stock Outstanding as of July 29, 1994.





                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE QUARTERS ENDED JULY 2, 1994 AND JULY 3, 1993
                                  (Unaudited)

                                                 1994           1993 <F1>

Net sales                                    $ 36,977,000   $ 35,336,000
  Cost of sales                                23,311,000     21,063,000
Gross profit                                   13,666,000     14,273,000
  Selling and administrative expenses           9,964,000      9,920,000
Operating profit                                3,702,000      4,353,000
  Interest expense, net                           536,000        575,000
Income before income taxes                      3,166,000      3,778,000
  Provision for income taxes                    1,266,000      1,473,000
Income from continuing operations               1,900,000      2,305,000
  (Loss) from discontinued operations,
    net of tax                                         --       (373,000)
  Net income                                 $  1,900,000   $  1,932,000


Primary and fully diluted earnings
  per share of common stock (Note 3):
    Continuing operations                    $       0.18   $       0.22
    Discontinued operations                            --          (0.04)
          Total                              $       0.18   $       0.18


Dividends per share of common stock          $       0.05   $       0.05



<F1> Restated for discontinued operations - see Note 2 to Consolidated
     Financial Statements.

The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JULY 2, 1994 AND JULY 3, 1993
                                  (Unaudited)

                                                 1994           1993 <F1>

Net sales                                    $ 72,653,000   $ 68,368,000
  Cost of sales                                45,381,000     41,541,000
Gross profit                                   27,272,000     26,827,000
  Selling and administrative expenses          20,235,000     19,570,000
Operating profit                                7,037,000      7,257,000
  Interest expense, net                         1,037,000      1,164,000
    Income before income taxes                  6,000,000      6,093,000
  Provision for income taxes                    2,400,000      2,376,000
Income from continuing operations               3,600,000      3,717,000
  (Loss) from discontinued operations,
    net of tax                                         --       (412,000)
  Net income                                 $  3,600,000   $  3,305,000


Primary and fully diluted earnings
  per share of common stock (Note 3):
    Continuing operations                    $       0.34   $       0.35
    Discontinued operations                            --          (0.04)
          Total                              $       0.34   $       0.31


Dividends per share of common stock          $       0.10   $       0.10


<F1> Restated for discontinued operations - see Note 2 to Consolidated
     Financial Statements.

The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 2, 1994 AND DECEMBER 31, 1993
                                  (Unaudited)
                                                 1994           1993
ASSETS
Current assets:
  Cash and cash equivalents                  $  1,467,000   $  1,383,000
  Accounts receivable, less allowances
    of $905,000 and $844,000, respectively     21,240,000     18,932,000
  Inventories:
    Raw materials and supplies                  4,200,000      3,173,000
    Work in process                             3,879,000      4,471,000
    Finished goods                             12,068,000     11,849,000
                                               20,147,000     19,493,000

  Deferred income taxes                         3,567,000      3,495,000
  Other current assets                            915,000      2,156,000
          Total current assets                 47,336,000     45,459,000

Plant and equipment, at cost                   77,771,000     76,418,000
Less - Accumulated depreciation and
  amortization                                (40,323,000)   (37,764,000)
    Plant and equipment, net                   37,448,000     38,654,000
Cost in excess of net assets of
  purchased businesses                          8,247,000      8,244,000
Other assets                                    2,831,000      3,190,000
Net assets of discontinued operations
  (Note 2)                                     13,247,000     12,434,000
                                             $109,109,000   $107,981,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt                            $  5,967,000   $  5,130,000
  Current maturities of long-term debt            188,000        189,000
  Accounts payable                              8,642,000      7,363,000
  Accrued expenses (Note 4)                    13,547,000     12,679,000
          Total current liabilities            28,344,000     25,361,000

Long-term debt                                 33,864,000     38,399,000
Deferred income taxes                           3,121,000      3,232,000
Other liabilities                               2,465,000      2,474,000

Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized, none issued           --             --
  Common stock, par value $.01, 30,000,000
    shares authorized, 10,952,124 issued          109,000        109,000
  Paid-in capital                              49,835,000     49,595,000
  Retained earnings                             1,171,000     (1,389,000)
  Treasury stock, at cost, 451,865 shares      (9,800,000)    (9,800,000)
          Total stockholders' investment       41,315,000     38,515,000
                                             $109,109,000   $107,981,000



The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 1994 AND JULY 3, 1993
                                  (Unaudited)


                                                 1994          1993 <F1>
Cash Flows from Operating Activities:
  Income from continuing operations          $  3,600,000   $  3,717,000
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization               3,364,000      3,346,000
    Deferred income taxes                        (183,000)    (2,004,000)
    Changes in current assets and
      liabilities:
      (Increase) in accounts receivable        (2,308,000)    (1,623,000)
      (Increase) in inventories                  (654,000)    (2,574,000)
      Decrease (increase) in other
        current assets                          1,241,000        (51,000)
      Increase (decrease) in accounts payable   1,279,000        (44,000)
      Increase (decrease) in accrued expenses     868,000     (1,770,000)
      (Decrease) increase in other
        liabilities                                (9,000)       673,000
    Translation adjustment and other, net         915,000       (558,000)
          Net cash provided by (used in)
            operating activities                8,113,000       (888,000)

Cash Flows from Investing Activities:
  Capital expenditures                         (2,365,000)    (3,844,000)
  Funds (used in) provided by discontinued
    operations                                   (813,000)     3,559,000
          Net cash (used in) investing
            activities                         (3,178,000)      (285,000)

Cash Flows from Financing Activities:
  Net (repayments) borrowings of
    external debt                              (3,801,000)     1,920,000
  Exercise of stock options                            --         20,000
  Payment of dividends                         (1,050,000)    (1,050,000)
          Net cash (used in) provided by
            financing activities               (4,851,000)       890,000


Net increase (decrease) in cash and
  cash equivalents                                 84,000       (283,000)
Cash and cash equivalents,
  beginning of period                           1,383,000        835,000
Cash and cash equivalents,
  end of period                              $  1,467,000   $    552,000



<F1> Restated for discontinued operations - see Note 2 to Consolidated
     Financial Statements.

The accompanying notes are an integral part of these financial statements.


                      BAIRNCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 1994
                                  (Unaudited)

(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and six months ended July 2, 1994, are not necessarily indicative of the results of operations for the full year.


(2) Discontinued Operations

    As discussed in Note 3 to Bairnco's 1993 Audited Consolidated Financial Statements, the Corporation adopted a restructuring plan as of December 31, 1993 which included a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses were classified as discontinued operations as of December 31, 1993 for financial reporting purposes and the accompanying Consolidated Financial Statements have been reclassified to report separately the net assets and operating results of discontinued operations. The Letter of Intent with Lindgren RF Enclosures, Inc., for the sale of Ray Proof Canada, Ltd., Ray Proof North America and ray Proof Ltd., has been terminated, however, the sale of Ray Proof Ltd. to Lindgren RF Enclosures, Inc. is expected to be completed in the third quarter. The formal plan of divestiture related to the other businesses comprising the discontinued operations is expected to be completed during the remainder of 1994.

    Net sales for the discontinued operations for the quarters ended July 2, 1994 and July 3, 1993 were $6.3 million and $6.1 million, respectively. Net sales for the discontinued operations for the six months ended July 2, 1994 and July 3, 1993 were $11.6 million and $11.8 million, respectively.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                       Second Quarter           First Six Months
                      1994        1993          1994        1993

    Primary        10,500,000  10,536,000    10,500,000  10,663,000
    Fully Diluted  10,500,000  10,556,000    10,500,000  10,674,000

    Primary and fully diluted earnings per share include all common stock equivalents. Statements showing the calculation of primary and fully diluted earnings per share for the quarters ended July 2, 1994 and July 3, 1993, and for the six months ended July 2, 1994 and July 3, 1993, are included as
Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(4) Accrued Expenses

    Accrued expenses consisted of the following as of July 2, 1994 and December 31, 1993:

                                       1994             1993

    Salaries and wages             $  1,695,000     $  1,520,000
    Income taxes                      1,904,000               --
    Insurance                         1,900,000        2,346,000
    Litigation                        3,070,000        3,812,000
    Other accrued expenses            4,978,000        5,001,000
          Total accrued expenses   $ 13,547,000     $ 12,679,000


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


Comparison of Second Quarter 1994 to Second Quarter 1993

    Sales in the second quarter of 1994 were $36,977,000 a 4.6% increase over sales of $35,336,000 in the second quarter of 1993. Sales of Arlon engineered materials and components increased 8.7% due to strong sales to the graphics market, which more than offset continued weak sales to the defense related markets. Sales of Kasco replacement products and services declined 1.7% due to lower equipment distribution sales in Canada and the translation impact of the weaker dollar in the second quarter of 1994 as compared to the second quarter of 1993.

    Gross profit decreased 4.3% to $13,666,000 from $14,273,000. The decline in gross profit was attributable to lower gross profit margins as a percent of sales which declined to 37.0% in 1994 from 40.4% in 1993. In the second quarter of 1993, our operations had a very profitable mix of business due to certain large high profit margin defense related programs. Additionally, the gross profit margin of Kasco's replacement products and services has eroded since last year as a result of the changing mix of business to a higher percentage of sales related to repair services which continue to have very low margins due to the high front end costs of the service center program which has yet to achieve critical mass.

    Selling and administrative expenses increased only 0.4% to $9,964,000 from $9,920,000. As a percent of sales, selling and administrative expenses declined to 26.9% from 28.1%.

    Interest expense decreased 6.8% to $536,000 from $575,000 last year. The decrease in interest expense was due to a reduction in indebtedness of approximately $7,500,000 from the second quarter of 1993, which was substantially offset by increased short term interest rates.

    The effective tax rate for the second quarter of 1994 was 40% as compared to 39% in 1993. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Income from continuing operations was $1,900,000 or $0.18 per share, which was a decrease of 17.6% from $2,305,000 or $0.22 per share in the second quarter 1993.


Comparison of First Six Months 1994 to First Six Months 1993

    Sales for the first six months of 1994 were $72,653,000, an increase of 6.3% as compared with $68,368,000 in 1993. The increase was due to higher sales of Arlon's cast and calendered vinyl film systems for the graphics market. Income from continuing operations decreased 3.1% to $3,600,000, or $0.34 per share, from $3,717,000, or $0.35 per share. The decrease was due to the reduction in second quarter gross profit and margins.

    The effective tax rate for the first half of 1994 was 40% as compared to 39% in 1993. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.


Liquidity and Capital Resources

    At July 2, 1994 Bairnco's total debt was $40,019,000 compared to $43,718,000 at the end of 1993. At July 2, 1994 approximately $19.9 million was available for borrowing under the Corporation's secured reducing revolving credit agreement ("Credit Agreement") with a consortium of four banks. In addition, approximately $2.3 million was available under various short term domestic and foreign uncommitted credit facilities. Under the terms of the Credit Agreement, the maximum amount available for borrowings pursuant thereto will be reduced by $5,000,000 as of December 31, 1994. Cash and cash equivalents are being maintained at minimum levels in order to utilize all available cash to reduce outstanding debt.

    Bairnco made approximately $2.4 million of capital expenditures during the first half of 1994. Total capital expenditures for 1994 are expected to be approximately $6.5 million.

    Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1994.

                            PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

    On July 9, 1990, a consolidated class action complaint was filed in the U.S. District Court for the Southern District of New York (superseding eight complaints filed in April 1990) against Bairnco and certain of its current and former officers and directors. A subsequently filed amended complaint alleged violations of the federal securities laws concerning disclosure of matters relating to asbestos personal injury and property damage claims asserted against Keene (Bairnco's subsidiary until August 6, 1990) and sought unspecified damages for losses purportedly incurred by persons who purchased Bairnco common stock between March 13, 1989 and April 2, 1990. The Corporation and the individual defendants denied the principal allegations of the complaint and vigorously defended the action. After extensive discovery and preparations for trial, the parties reached an agreement for the settlement of the action on terms favorable to Bairnco in light of the ongoing cost of defense, including trial. Following a hearing held on May 20, 1994, the Court approved the settlement as fair, reasonable and adequate and entered judgment dismissing the action with prejudice. The settlement included the resolution, without additional cost to Bairnco, of two purported derivative actions arising out of the same circumstances as the class actions.

    Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993 Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which have been consolidated in the United States District Court for the Southern District of New York, have been stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.

    On December 6, 1993 Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. In an order entered on March 11, 1994, the Bankruptcy Court overseeing the reorganization of Keene entered an order appointing an examiner (the "Examiner") to evaluate and report to the Court whether there are any viable claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco or the spinoffs of certain subsidiaries, including Keene, by Bairnco. Bairnco has provided evidence and other information to the Examiner. On July 18, 1994, the Examiner's preliminary report was filed with the Bankruptcy Court under seal pending further order of the Court.

    Management believes that Bairnco has meritorious defenses to all claims of liability derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or financial position of Bairnco Corporation and its subsidiaries as of July 2, 1994.



Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of Bairnco was held in Orlando, Florida on May 20, 1994. Stockholders' ratified management's selection of Arthur Andersen & Co. as auditors for Bairnco for the 1994 fiscal year and elected all nominees to the Board of Directors.


Item 4.  EXHIBITS

    Exhibit 11.1: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended July 2, 1994 and July 3, 1993.

    Exhibit 11.2: Calculation of Primary and Fully Diluted Earnings per Share for the Six Months ended July 2, 1994 and July 3, 1993.


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


DATE:  August 10, 1994