Form 10-Q
period 1994-10-01
BAIRNCO CORP /DE/
filed 1994-11-15
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          October 1, 1994
                                    or
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

10,500,259 shares of Common Stock Outstanding as of October 31, 1994.



                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE QUARTERS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                  (Unaudited)

                                                 1994           1993 <F1>
Net sales                                    $ 35,918,000   $ 33,434,000
  Cost of sales                                23,054,000     20,375,000
Gross profit                                   12,864,000     13,059,000
  Selling and administrative expenses           9,396,000      9,698,000
Operating profit                                3,468,000      3,361,000
  Interest expense, net                           559,000        573,000
Income before income taxes                      2,909,000      2,788,000
  Provision for income taxes                    1,164,000      1,087,000
Income from continuing operations               1,745,000      1,701,000
  (Loss) from discontinued operations,
    net of tax                                         --       (626,000)
  Net income                                 $  1,745,000   $  1,075,000


Primary and fully diluted earnings
  per share of common stock (Note 3):
    Continuing operations                    $       0.17   $       0.16
    Discontinued operations                            --          (0.06)
          Total                              $       0.17   $       0.10


Dividends per share of common stock          $       0.05   $       0.05












<F1> - Restated for discontinued operations - see Note 2 to Consolidated
    Financial Statements.

The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                  (Unaudited)

                                                 1994           1993 <F1>
Net sales                                    $108,571,000   $101,802,000
  Cost of sales                                68,435,000     61,916,000
Gross profit                                   40,136,000     39,886,000
  Selling and administrative expenses          29,631,000     29,268,000
Operating profit                               10,505,000     10,618,000
  Interest expense, net                         1,596,000      1,737,000
    Income before income taxes                  8,909,000      8,881,000
  Provision for income taxes                    3,564,000      3,463,000
Income from continuing operations               5,345,000      5,418,000
  (Loss) from discontinued operations,
    net of tax                                         --     (1,038,000)
  Net income                                 $  5,345,000   $  4,380,000


Primary and fully diluted earnings
  per share of common stock (Note 3):
    Continuing operations                    $       0.51   $       0.51
    Discontinued operations                            --          (0.10)
          Total                              $       0.51   $       0.41


Dividends per share of common stock          $       0.15   $       0.15












<F1> - Restated for discontinued operations - see Note 2 to Consolidated
    Financial Statements.

The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 1, 1994 AND DECEMBER 31, 1993
                                  (Unaudited)
                                                 1994           1993
ASSETS
Current assets:
  Cash and cash equivalents                  $  1,549,000   $  1,383,000
  Accounts receivable, less allowances
    of $958,000 and $844,000, respectively     21,769,000     18,932,000
  Inventories:
    Raw materials and supplies                  4,605,000      3,173,000
    Work in process                             4,638,000      4,471,000
    Finished goods                             12,037,000     11,849,000
                                               21,280,000     19,493,000

  Deferred income taxes                         3,568,000      3,495,000
  Other current assets                          1,133,000      2,156,000
          Total current assets                 49,299,000     45,459,000

Plant and equipment, at cost                   78,164,000     76,418,000
Less - Accumulated depreciation and
  amortization                                (41,693,000)   (37,764,000)
    Plant and equipment, net                   36,471,000     38,654,000
Cost in excess of net assets of
  purchased businesses                          8,255,000      8,244,000
Other assets                                    2,887,000      3,190,000
Net assets of discontinued operations
  (Note 2)                                     12,024,000     12,434,000
                                             $108,936,000   $107,981,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt                            $  6,282,000   $  5,130,000
  Current maturities of long-term debt            187,000        189,000
  Accounts payable                              9,110,000      7,363,000
  Accrued expenses (Note 4)                    15,183,000     12,679,000
          Total current liabilities            30,762,000     25,361,000

Long-term debt                                 29,795,000     38,399,000
Deferred income taxes                           3,146,000      3,232,000
Other liabilities                               2,477,000      2,474,000

Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized, none issued           --             --
  Common stock, par value $.01, 30,000,000
    shares authorized, 10,952,124 issued          109,000        109,000
  Paid-in capital                              50,064,000     49,595,000
  Retained earnings                             2,383,000     (1,389,000)
  Treasury stock, at cost, 451,865 shares      (9,800,000)    (9,800,000)
          Total stockholders' investment       42,756,000     38,515,000
                                             $108,936,000   $107,981,000



The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                  (Unaudited)


                                                 1994          1993 <F1>
Cash Flows from Operating Activities:
  Income from continuing operations          $  5,345,000   $  5,418,000
  Adjustments to reconcile to net cash
    provided by operating activities:
    Depreciation and amortization               5,015,000      4,955,000
    Loss on disposal of equipment                 581,000         50,000
    Deferred income taxes                        (159,000)    (2,035,000)
    Changes in current assets and
      liabilities:
      (Increase) in accounts receivable        (2,837,000)      (871,000)
      (Increase) in inventories                (1,787,000)    (2,028,000)
      Decrease (increase) in other
        current assets                          1,023,000        (85,000)
      Increase (decrease) in accounts payable   1,747,000     (1,278,000)
      Increase (decrease) in accrued expenses   2,504,000     (2,057,000)
      Increase in other liabilities                 3,000      1,101,000
    Translation adjustment and other, net         623,000       (767,000)
          Net cash provided by operating
            activities                         12,058,000      2,403,000

Cash Flows from Investing Activities:
  Capital expenditures                         (3,670,000)    (4,811,000)
  Proceeds from sale of facility                  613,000             --
  Funds provided by discontinued operations       410,000      4,169,000
          Net cash (used in) investing
            activities                         (2,647,000)      (642,000)

Cash Flows from Financing Activities:
  Net (repayments) borrowings of
    external debt                              (7,670,000)      (477,000)
  Exercise of stock options                            --         20,000
  Payment of dividends                         (1,575,000)    (1,575,000)
          Net cash (used in) financing
            activities                         (9,245,000)    (2,032,000)


Net increase (decrease) in cash and
  cash equivalents                                166,000       (271,000)
Cash and cash equivalents,
  beginning of period                           1,383,000        835,000
Cash and cash equivalents,
  end of period                              $  1,549,000   $    564,000







<F1> - Restated for discontinued operations - see Note 2 to Consolidated
    Financial Statements.

The accompanying notes are an integral part of these financial statements.

                      BAIRNCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 1, 1994
                                  (Unaudited)

(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and nine months ended October 1, 1994, are not necessarily indicative of the results of operations for the full year.


(2) Discontinued Operations

    As discussed in Note 3 to Bairnco's 1993 Audited Consolidated Financial Statements, the Corporation adopted a restructuring plan as of December 31, 1993 which included a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses were classified as discontinued operations as of December 31, 1993 for financial reporting purposes and the accompanying Consolidated Financial Statements have been reclassified to report separately the net assets and operating results of discontinued operations. The sale of Ray Proof Ltd. to Lindgren RF Enclosures, Inc. was completed during the third quarter. The formal plan of divestiture related to the other businesses comprising the discontinued operations is expected to be completed during the fourth quarter 1994.

    Net sales for the discontinued operations for the quarters ended October 1, 1994 and October 2, 1993 were $4.5 million and $4.8 million, respectively. Net sales for the discontinued operations for the nine months ended October 1, 1994 and October 2, 1993 were $16.1 million and $16.6 million, respectively.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                       Third  Quarter          First Nine Months
                      1994        1993          1994        1993

    Primary        10,500,000  10,500,000    10,500,000  10,609,000
    Fully Diluted  10,500,000  10,500,000    10,500,000  10,616,000

    Primary and fully diluted earnings per share include all common stock equivalents. Statements showing the calculation of primary and fully diluted earnings per share for the quarters ended October 1, 1994 and October 2, 1993, and for the nine months ended October 1, 1994 and October 2, 1993, are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(4) Accrued Expenses

    Accrued expenses consisted of the following as of October 1, 1994 and December 31, 1993:

                                       1994             1993
    Salaries and wages             $  2,213,000     $  1,520,000
    Income taxes                      3,325,000               --
    Insurance                         2,077,000        2,346,000
    Litigation                        2,986,000        3,812,000
    Other accrued expenses            4,582,000        5,001,000
          Total accrued expenses   $ 15,183,000     $ 12,679,000

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


Comparison of Third Quarter 1994 to Third Quarter 1993

    Sales in the third quarter of 1994 were $35,918,000, a 7.4% increase over sales of $33,434,000 in the third quarter of 1993. Sales of Arlon engineered materials and components increased 10.8% due to strong sales to the graphics market, which more than offset continued weak sales to the defense related markets. Sales of Kasco replacement products and services increased 3.1% primarily due to the economic recovery in the French economy.

    Gross profit decreased 1.5% to $12,864,000 from $13,059,000. The decline in gross profit was attributable to lower gross profit margins as a percent of sales which declined to 35.8% in 1994 from 39.1% in 1993. The gross profit margin of Kasco's replacement products and services has eroded since last year as a result of the changing mix of business to a higher percentage of sales related to repair services which continue to have very low margins due to the high front end costs of the service center program which has yet to achieve critical mass.

    Selling and administrative expenses decreased 3.1% to $9,396,000 from $9,698,000. As a percent of sales, selling and administrative expenses declined to 26.2% from 29.0%.

    Interest expense decreased 2.4% to $559,000 from $573,000 last year. The decrease in interest expense was due to a reduction in indebtedness of approximately $8,800,000 from the third quarter of 1993, which was substantially offset by increased short term interest rates.

    The effective tax rate for the third quarter of 1994 was 40% as compared to 39% in 1993. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Income from continuing operations was $1,745,000 or $0.17 per share, which was an increase of 2.6% from $1,701,000 or $0.16 per share in the third quarter 1993.


Comparison of First Nine Months 1994 to First Nine Months 1993

    Sales for the first nine months of 1994 were $108,571,000, an increase of 6.6% as compared with $101,802,000 in 1993. The increase was due to higher sales of Arlon's cast and calendered vinyl film systems for the graphics market. Income from continuing operations was basically level at $5,345,000, or $0.51 per share, from $5,418,000, or $0.51 per share in 1993.

    The effective tax rate for the first nine months of 1994 was 40% as compared to 39% in 1993. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.


Liquidity and Capital Resources

    At October 1, 1994 Bairnco's total debt was $36,264,000 compared to $43,718,000 at the end of 1993. At October 1, 1994 approximately $23.8 million was available for borrowing under the Corporation's secured reducing revolving credit agreement ("Credit Agreement") with a consortium of four banks. In addition, approximately $2.5 million was available under various short term domestic and foreign uncommitted credit facilities. Under the terms of the Credit Agreement, the maximum amount available for borrowings pursuant thereto will be reduced by $5,000,000 as of December 31, 1994. Cash and cash equivalents are being maintained at minimum levels in order to utilize all available cash to reduce outstanding debt.

    Bairnco made approximately $3.7 million of capital expenditures during the first nine months of 1994. Total capital expenditures for 1994 are expected to be approximately $6.3 million.

    Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1994.

                            PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

    On July 9, 1990, a consolidated class action complaint was filed in the U.S. District Court for the Southern District of New York (superseding eight complaints filed in April 1990) against Bairnco and certain of its current and former officers and directors. A subsequently filed amended complaint alleged violations of the federal securities laws concerning disclosure of matters relating to asbestos personal injury and property damage claims asserted against Keene (Bairnco's subsidiary until August 6, 1990) and sought unspecified damages for losses purportedly incurred by persons who purchased Bairnco common stock between March 13, 1989 and April 2, 1990. The Corporation and the individual defendants denied the principal allegations of the complaint and vigorously defended the action. After extensive discovery and preparations for trial, the parties reached an agreement for the settlement of the action on terms favorable to Bairnco in light of the ongoing cost of defense, including trial. Following a hearing held on May 20, 1994, the Court approved the settlement as fair, reasonable and adequate and entered judgment dismissing the action with prejudice. The settlement included the resolution, without additional cost to Bairnco, of two purported derivative actions arising out of the same circumstances as the class actions. As anticipated, the derivative actions were dismissed on October 26, 1994.

    Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993, Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which have been consolidated in the United States District Court for the Southern District of New York, have been stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.

    On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. In an order entered on March 11, 1994, the Bankruptcy Court overseeing the reorganization of Keene entered an order appointing an examiner (the "Examiner") to evaluate and report to the Court whether there are any viable claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco or the spinoffs of certain subsidiaries, including Keene, by Bairnco. Bairnco provided evidence and other information to the Examiner. The Examiner's preliminary report was released on October 3, 1994. The Bankruptcy Court has scheduled a hearing to consider the Examiner's report and related matters.

    Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 1, 1994.



Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Item 4.  EXHIBITS

    Exhibit 11.1: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended October 1, 1994 and October 2, 1993.

    Exhibit 11.2: Calculation of Primary and Fully Diluted Earnings per Share for the Nine Months ended October 1, 1994 and October 2, 1993.








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


DATE:  November 14, 1994