Form 10-K
BAIRNCO CORP /DE/
filed 1995-03-24
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number:   1-8120

                           BAIRNCO CORPORATION
         (Exact name of Registrant as specified in its charter)

               Delaware                                      13-3057520
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

       2251 Lucien Way, Maitland, Florida                         32751
    (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code: (407) 875-2222

        Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange on
         Title of each class                          which registered

Common Stock, par value $.01 per share            New York Stock Exchange



     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No

On March 17, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $43,919,523.

On March 17, 1995, there were 10,500,259 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1994. Part III incorporates information by reference from the Proxy Statement dated March 13, 1995 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 21, 1995.


                                  PART I

Item 1.   BUSINESS


     a.   Recent Developments and Description

     Bairnco Corporation was incorporated under the laws of the State of New York on April 9, 1981. Effective September 24, 1991, Bairnco Corporation changed its state of incorporation from New York to Delaware. Unless otherwise indicated herein, the terms "Bairnco" and the "Corporation" refer to Bairnco Corporation and its subsidiaries.
     Effective December 31, 1993, Bairnco adopted a restructuring plan, a major component of which was a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses are classified as discontinued operations in the consolidated financial statements as of, and for the years ended, December 31, 1994, 1993 and 1992, and in other financial information accompanying this filing.
     During 1994 the majority of the Specialty Construction businesses were sold and plans are underway concerning the disposition of the smallest and last remaining operation of the Specialty Construction business. The secure communications business was restructured during the year bringing the operation to an acceptable level of profitability. Negotiations for this operation have not yet resulted in an offer equal to the value that management believes is inherent in the operation. The business continues to be reported as a discontinued operation. These remaining operations are expected to be disposed of during 1995.
     As a result of the restructuring plan, Bairnco's focus is now on its two remaining core businesses: Arlon's Engineered Components and Materials, and KASCO's Replacement Products and Services.
     At December 31, 1994, Bairnco's continuing operations employed 884 persons including 13 Headquarters personnel. Bairnco's continuing operations occupy approximately 758,750 square feet of factory and office space at its principal locations.


     b. & c. Financial Information About Industry Segments and Narrative Description of Business

     Bairnco Corporation is a diversified multinational company that operates two distinct businesses under the names, Arlon and KASCO. Engineered materials and components are designed, manufactured, and sold under the Arlon brand identity to electronic, industrial and commercial markets. Replacement products and services are manufactured and distributed under the KASCO name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe.
     Financial data and other information about the Corporation's segments is set forth in Note 10 to the Consolidated Financial Statements on pages 19 and 20 and on pages 4 through 7 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 1994 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 and 11 of Bairnco's 1994 Annual Report to Stockholders, which is incorporated herein by reference.
     The principal facilities utilized by each segment are detailed on pages 9 and 10 under "Item 2. PROPERTIES" of this filing.

                ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

     Engineered materials and components are designed, manufactured and sold to customers in electronic, industrial and commercial markets under the Arlon brand name. These products are based on a common technology in coating, laminating and dispersion chemistry. Arlon's principal products include high technology circuit board materials for the printed circuit board industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems, and silicone rubber products used in a broad range of industrial, consumer and commercial products.
     Arlon circuit board materials (also referred to as substrates) are grouped as follows: high performance and high temperature materials used in the circuit boards of military electronics and sophisticated commercial electronic applications such as in the avionics of commercial airliners and in computerized control systems; and, frequency dependent and low loss materials used for circuit boards involved in microwave applications which include digital cordless telephones, cellular phones, direct broadcast satellite systems, global positioning satellite systems, other personal communications equipment, and certain other emerging opportunities involving wireless communication and data transmission systems.
     Arlon specialty graphic films include cast and calendered vinyl films that are manufactured and marketed in a wide variety of colors and with varying face stocks and adhesive systems for the specialty graphics market which includes commercial sign manufacturers, graphic printing houses, and numerous customers involved in various commercial and governmental specification applications.
     Custom engineered laminates and adhesive systems are also manufactured and marketed under the Arlon brand name and include insulating foam tapes for thermopane windows, adhesive coated copper for flexible circuitry, thermal insulation panels for appliances and cars, security tags and labels, and durable printing stock for high speed laser printing systems.
     A line of silicone rubber products, used in a broad range of consumer, industrial and commercial products, is also manufactured and marketed under the Arlon brand name. Typical applications of these products include silicone rubber for molding composites, silicone rubber insulating tape for electric traction motor windings, industrial flexible heaters and power utility insulator applications.

Competition

     Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporations.
     The principal method of competition for Arlon's products varies by product line and type of customer. While competition for established lines is usually based on one or more of lead time, price, product performance, technical support and customer service, it may also be based on the ability to service emerging technologies through the custom design of new or redesign of existing products and materials for the new applications related thereto. For high technology materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied to specified or minimum standards can be the critical competitive element. In addition, Arlon sells a significant portion of its circuit board materials into the Japanese and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

     Arlon products are marketed by company sales personnel, outside sales representatives and distributors in the United
States, Canada, Europe and several other international markets.

Raw Materials and Purchased Parts

     The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflontm or polytetrafluoroethelene (PTFE) resin, polyimide resin, epoxy resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from DuPont and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.
     Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan and France.

Backlog

     Order backlog for this segment was $7,833,000 as of December 31, 1994, $7,998,000 as of December 31, 1993 and $6,392,000 as of
December 31, 1992. The increase in 1993 was across all major product lines. Substantially all of the backlog as of December 31, 1994 is scheduled for shipment in 1995.

Employees

     As of December 31, 1994, approximately 438 employees were employed by the operations comprising Arlon's engineered materials and components.

Patents and Trademarks

     The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

                 REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

     Replacement products and services are manufactured and distributed by KASCO principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Replacement band saw blades are also sold for use in wood and metal industries. KASCO's French and Canadian operations also distribute equipment to the supermarket and food processing industries in their respective markets.
     KASCO manufactures band saw blades for cutting and chopper plates and knives for grinding meat in supermarkets and packing plants, band saw blades used in frozen fish factories, small band saw blades for cutting metal and wood, and large band saw blades for lumber mills. KASCO distributes related supply products and seasoning to food retailers and other customers.
     KASCO also provides repair parts and service for a broad range of supermarket equipment primarily in the meat and deli areas in selected markets.
     Replacement products and services are sold under a number of brand names including KASCO in the U.S. and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Europe.

Competition and Marketing

     KASCO competes with several large and medium-sized national and regional companies, as well as numerous small local companies. The principal methods of competition are service, price and product performance. The performance of meat band saw blades used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine and operator or other cutting/processing equipment being used. Significant investment in new grinding and other manufacturing equipment was made in 1992 and 1993 to improve the quality of KASCO's finished band saw blades.
     Products and services are sold throughout the United States, Canada and Europe by company sales and maintenance personnel who make regularly scheduled calls on supermarkets, packers, butchers, and processors. In the fourth quarter of 1994, the decision was made to refocus the service center program back to several selected market areas where KASCO can provide cost effective, value added preventive maintenance and emergency service in confined geographical markets. Eight service centers in North America were closed. The service centers are designed to service both existing and new customers in the supermarket industry in their respective geographical areas with equipment maintenance and repair services and with KASCO's high quality replacement band saw blades and
chopper plates and knives.   A portion of replacement product sales
are also made through distributors.

Raw Materials and Purchased Supplies

     High quality carbon steel is the principal raw material used in the manufacture of band saw blades and is purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat chopper plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts and supplies are purchased from a number of manufacturers and distributors, mostly in the United States and Europe. In the Canadian and French operations, certain specialty equipment and other items are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this sector have been readily available throughout this last year and it is anticipated that adequate supplies will continue to be available throughout the coming year.

Employees

     As of December 31, 1994, approximately 433 persons were employed in the replacement products and services segment.

Patents and Trademarks

     The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by KASCO, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

     d.  Foreign Operations

     The Corporation has foreign operations located in Canada, the United Kingdom, France, Germany and Belgium. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements on page 19 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference.
     In addition, export sales from the Corporation's U.S. based operations for the years ended December 31, 1994, 1993 and 1992 were $21,093,000, $17,835,000 and $16,546,000, respectively.
Export sales to any particular country or geographic area accounted for no more than 10% of consolidated sales during any of these years.



Item 2.  PROPERTIES

     The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities (excluding approximately 207,500 square feet of leased space related to discontinued operations discussed in Note 3 on page 16 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference) and indicates whether the property is owned or leased and if leased, the lease expiration date.

                                                        LEASED OR OWNED
        LOCATION                    SQUARE FEET        (LEASE EXPIRATION)

CORPORATION TOTAL                     758,750

Headquarters

        Maitland, FL                    7,700          Leased(Expires 1995)

Replacement Products and Services (KASCO)

        Calgary, Alberta, Canada        6,600          Leased(Expires 1998)
        City of Industry, CA           15,000          Leased(Expires 1995)
        Edmonton, Alberta, Canada       2,400          Leased(Expires 1996)
        Gwent, Wales, U.K.             25,000          Leased(Expires 2005)
        Lyon, France                   11,000          Leased(Expires 1999)
        Montreal, Quebec, Canada        9,300          Leased(Expires 1998)
        Pansdorf, Germany              22,000          Owned
        Paris, France                  12,000          Leased(Expires 1996)
        Rennes, France                  4,000          Leased(Expires 1995)
        Quebec City, Quebec, Canada     2,500          Leased(Expires 1997)
        Scarborough, Ontario, Canada   32,000          Owned
        St. Louis, MO                  75,000          Owned
        St. Louis, MO                  50,000          Leased(Expires 1995)
        Vancouver, B.C., Canada        10,000          Leased(Expires 1996)
        Vancouver, B.C., Canada         4,250          Leased(Expires 1995)
        Winnipeg, Manitoba, Canada      5,000          Leased(Expires 1997)
        Field Warehouses
          (Approximately 70 locations
          in North America)            55,000          Leased

Engineered Materials and Components (Arlon)

        Bear, DE                      133,000          Owned
        East Providence, RI            68,000          Owned
        Merksem, Belgium                5,000          Leased(Expires 2002)
        Rancho Cucamonga, CA           80,000          Owned
        Santa Ana, CA                 124,000          Leased(Expires 2003)


Item 3.  LEGAL PROCEEDINGS

    Since its announcement in January 1990 of its intentions to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993 Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which have been consolidated in the United States District Court for the Southern District of New York, have been stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.
    On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. In an order entered on March 11, 1994, the Bankruptcy Court overseeing the reorganization of Keene entered an order appointing an examiner (the "Examiner") to evaluate and report to the Court whether there are any viable claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco or the spinoffs of certain subsidiaries, including Keene, by Bairnco. Bairnco provided evidence and other information to the Examiner. The Examiner's preliminary report was released on October 3, 1994. Since that time, the Court has held a number of hearings at which the preliminary report has been discussed. The Court has not ruled on whether the potential claims discussed in the report should be prosecuted, and if so by whom or under what circumstances.
    Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.
    Bairnco is party to an action in the United States Bankruptcy Court for the Southern District of New York brought by its former subsidiary Keene Corporation, which presently is in Chapter 11, to determine which of the two companies is entitled to receive the benefit of tax refunds attributable to the carryback by Keene of certain net operating losses. (After filing this action, Keene ceded control of the action to the official committee of unsecured creditors that previously was formed in the Chapter 11 proceeding.) Pending resolution of the dispute by the Bankruptcy Court, any refunds actually received are to be placed in escrow. Keene alleges that the refunds in question could total approximately $30 million. There can be no assurance whatsoever that refunds in such amount will be payable or that resolution of the dispute with Keene will result in the release of any portion of the refunds to Bairnco.

    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1994.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1994.
EXECUTIVE OFFICERS OF THE REGISTRANT

    Effective January 16, 1995, Duncan J. del Toro resigned as
President of Bairnco Corporation. It is the Corporation's intent not to fill this position in the near future.
    The information required with respect to executive officers of the Corporation is as follows:

Name and Age of                     Data Pertaining to
Executive Officers                  Executive Officers

Luke E. Fichthorn III (53)          Mr. Fichthorn has served as
                                    Chairman of Bairnco since May
                                    1990, and on December 18,
                                    1991, became Chief Executive
                                    Officer of Bairnco.  For over
                                    nineteen years, Mr. Fichthorn
                                    has been a private investment
                                    banker and partner of Twain
                                    Associates, a private
                                    investment banking and
                                    consulting firm.  Mr.
                                    Fichthorn served as a director
                                    of Keene Corporation, a former
                                    subsidiary of Bairnco
                                    Corporation from August, 1969
                                    until May, 1981, and became a
                                    director of Bairnco in
                                    January, 1981.  Mr. Fichthorn
                                    is also a director of Florida
                                    Rock Industries, Inc. and FRP
                                    Properties, Inc., neither of
                                    which is affiliated with
                                    Bairnco.

J. Robert Wilkinson (60)            Mr. Wilkinson was elected Vice
                                    President - Finance and
                                    Treasurer in March 1990.  From
                                    September 1986 to September
                                    1989, Mr. Wilkinson was
                                    Bairnco's Vice President -
                                    Controller.  From October 1989
                                    to March 1990 he was Executive
                                    Vice President of Shielding
                                    Systems Corporation, a wholly-
                                    owned subsidiary of Bairnco.
                                    Prior to joining Bairnco, Mr.
                                    Wilkinson served as Vice
                                    President and Controller of
                                    Transway International
                                    Corporation from November 1981
                                    to June 1986.

Name and Age of                     Data Pertaining to
Executive Officers                  Executive Officers


Barry M. Steinhart (42)             Mr. Steinhart was elected Vice
                                    President - Administration and
                                    Secretary in March 1990.  From
                                    June of 1983 through July
                                    1986, Mr. Steinhart served as
                                    Division Personnel Manager and
                                    Manager of Human Resources of
                                    Lightolier, a wholly-owned
                                    subsidiary of the Genlyte
                                    Group which was a wholly-owned
                                    subsidiary of Bairnco until
                                    August 1988.  From August 1986
                                    through December 1988, Mr.
                                    Steinhart served as Director
                                    of Human Resources for Keene
                                    Corporation, which was a
                                    wholly-owned subsidiary of
                                    Bairnco Corporation until
                                    August, 1990.  From January
                                    1989 to February 1990, Mr.
                                    Steinhart served as Bairnco's
                                    Director of Human Resources.

Elmer G. Pruim III (32)             Mr. Pruim was appointed
                                    Controller of Bairnco
                                    Corporation in August, 1994.
                                    Mr. Pruim was previously an
                                    Audit Manager with Arthur
                                    Andersen LLP.

                                  PART II


Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    a. & c.    Data regarding market prices of Bairnco's common
stock is included in the "Quarterly Results of Operations" on page 11 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 12 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1994. The Board continues to review the dividend on a quarterly basis. Data on the limitations of Bairnco's ability to pay dividends is included in
Note 7 to the Consolidated Financial Statements on page 18 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference.

    b.   The approximate number of common equity security holders
is as follows:
                                              Approximate Number
                                             of Holders of Record
    Title of Stock                          as of December 31, 1994

    Common Stock, Par Value $.01 per share          2,198



Item 6. SELECTED FINANCIAL DATA

    Reference is made to "Financial History" on page 9 of Bairnco's 1994 Annual Report to Stockholders, which is incorporated herein by reference.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the "Management's Discussion and Analysis" on pages 10 and 11 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference.







Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 12 through 20 and the "Quarterly Results of Operations" on page 11 of Bairnco's 1994 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required with respect to directors of Bairnco is included in the Proxy Statement for the 1995 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.
    See the information regarding executive officers of the Corporation which begins on page 13 of this Annual Report on Form 10-K.



Item 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is included in the Proxy
Statement for the 1995 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information required by Item 12 is included in the Proxy
Statement for the 1995 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is included in the Proxy
Statement for the 1995 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    a)  1.  Financial Statements

        Included in the 1994 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

        -   Report of Independent Certified Public Accountants;
        - Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992;
        - Consolidated Balance Sheets as of December 31, 1994 and 1993;
        - Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992;
        - Consolidated Statements of Stockholders' Investment for the years ended December 31, 1994, 1993 and 1992;
        -   Notes to Consolidated Financial Statements.

        2.  Financial Statement Schedules

        Included in Part IV of this Annual Report on Form 10-K:

        -   Report of Independent Certified Public Accountants on
              Financial Statement Schedules on page 21 of this Annual Report on Form 10-K;
        -   Financial Statement Schedules for the years ended
              December 31, 1994, 1993 and 1992:

              Schedule II - Valuation and Qualifying Accounts on page 22 of this Annual Report on Form 10-K;

        All other schedules and notes specified under Regulation S-K are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

        3. See Index to Exhibits on pages 24 through 28 of this Annual Report on Form 10-K.

    b)  Reports on Form 8-K - None for fiscal year 1994.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BAIRNCO CORPORATION
                                          (Registrant)



Date:  March 22, 1995       By:   /s/ J. Robert Wilkinson
                                 J. Robert Wilkinson
                                 Vice President-Finance and
                                   Treasurer
                                 (Principal Financial Officer)

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.



     /s/ Luke E. Fichthorn III
    Luke E. Fichthorn III - Chairman and CEO



     /s/ Richard A. Shantz
    Richard A. Shantz -  Director



     /s/ Charles T. Foley
    Charles T. Foley - Director



     /s/ William F. Yelverton
    William F. Yelverton - Director



     /s/ J. Robert Wilkinson
    J. Robert Wilkinson - Vice President-Finance
    and Treasurer
    (Principal Financial Officer)



     /s/ Elmer G. Pruim III
    Elmer G. Pruim III - Controller
    (Principal Accounting Officer)


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ON FINANCIAL STATEMENT SCHEDULES




TO BAIRNCO CORPORATION:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a) 2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Orlando, Florida
January 27, 1995
                                             Arthur Andersen LLP


                       BAIRNCO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                       Balance
Year Ended            Beginning              Deductions     Balance
December 31,           of Year    Expenses       <F1>     End of Year

1994 - Reserve for
  Doubtful Accounts  $  844,000   $430,000   $(177,000)   $1,097,000

1993 - Reserve for
  Doubtful Accounts  $  798,000   $356,000   $(310,000)   $  844,000

1992 - Reserve for
  Doubtful Accounts  $1,039,000   $284,000   $(525,000)   $  798,000


<F1> Actual charges incurred in connection with the purpose for which the reserves were established.





                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON,  D.C.  20549





                                 EXHIBITS

                                    TO

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                       Commission File No.:  1-8120





                            BAIRNCO CORPORATION

          (Exact name of registrant as specified in the charter)



                          INDEX TO EXHIBITS

a. Certificate of Incorporation, as amended through September 24, 1991. Incorporated herein by reference to Exhibit 3 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
b.      By Laws, as amended through December 18, 1991.
        Incorporated herein by reference to Exhibit 3 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
c. Amended and Restated Credit Agreement, dated as of December 17, 1992, among Bairnco Corporation and certain of its subsidiaries, as guarantors, and certain Commercial Lending Institutions and Continental Bank N.A., as the Agent for Lenders.
        Incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
d. Promissory note, dated December 17, 1992, between Bairnco Corporation and Continental Bank N.A..
        Incorporated herein by reference to Exhibit 3.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
e. Amendment dated as of March 16, 1994 to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Continental Bank N.A., as the Agent for Lenders.
        Incorporated herein by reference to Exhibit 3 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1993.
f.      Promissory note, dated as of September 1, 1989, between Arlon, Inc.
        and the Delaware Economic Development Authority.
        Incorporated herein by reference to Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
g. Indenture of Trust, series 1989, dated as of September 1, 1989, between the Delaware Economic Development Authority and Manufacturers and Traders Trust Company, securing variable rate demand Industrial Development Refunding Revenue Bonds (Arlon, Inc. Project), series 1989 of the Delaware Economic Development Authority.
        Incorporated herein by reference to Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
h. Loan Agreement, dated as of September 1, 1989, between the Delaware Economic Development Authority and Arlon, Inc..
        Incorporated herein by reference to Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
i. Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank.
        Incorporated herein by reference to Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
j. Agreement of the Company, dated March 30, 1987, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.
        Incorporated herein by reference to Exhibit 4(e) to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
k. Extension and Modification of Lease Agreement between Max Rothenberg and Michael L. Friedman and Shielding Systems Corporation.
        Incorporated herein by reference to Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
l.      Lease dated December 31, 1991 between Reybold Homes, Inc. and Arlon,
        Inc..
        Incorporated herein by reference to Exhibit 10.2 to Bairnco's Annual Report on form 10-K for fiscal year ended December 31, 1992.
m. Lease dated December 10, 1991 between Mattei Corporation and Bairnco Corporation.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
n. Lease dated February 18, 1991 between Pensionfund Realty Limited and KASCO Food Equipment Sales and Service Division of Atlantic Service Co., Ltd..
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
o. Lease dated February 8, 1990 between Leggett and Platt, Inc. and KASCO Corporation.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
p. Lease dated February 5, 1990 between Fernwood Developments Ltd. and KASCO Atlantic Service Company, Ltd..
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
q. Agreements, each dated November 8, 1965, between Max Rothenberg and Michael L. Friedman and Shielding Systems Corporation as successor to Keene Corporation and amendment thereto, dated January 20, 1970. Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
r. Lease, dated October 7, 1986, between Sinnott Investments Ltd. and KASCO Corporation as successor to Atlantic Service Co., Ltd.. Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
s. Lease, dated July 1, 1985, between Succession V H Fortin and KASCO Corporation as successor to Atlantic Service Co., Ltd..
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
t. Lease, dated May 1, 1985, between John B. Merrill, Joseph S. Weedon and Richard A. Westberg and KASCO Corporation as successor to Atlantic Service, Inc..
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
u. Industrial Real Estate Lease, dated March 28, 1984, between Gerry Strauss, as trustee and Michael L. Strauss and Trenmark Division of Arlon, Inc. as successor to Keene Corporation.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1984.
v. Standard Industrial Lease dated June 30, 1983 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20,
        1979 and Arlon, Inc. as successor to Keene Corporation.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1983.
w.      Bairnco Corporation 401(k) Savings Plan and Trust.
        Incorporated herein by reference to Exhibit 4.3 to Bairnco's Registration Statement on Form S-8, No. 33-41313.
x.      Bairnco Corporation 1990 Stock Incentive Plan.
        Incorporated herein by reference to Exhibit 4.3 to Bairnco's Registration Statement on Form S-8, No. 33-36330.
y. Bairnco Corporation Management Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1981.
z. Employment Agreement dated January 22, 1990, between Bairnco Corporation and Luke E. Fichthorn III.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
aa. Calculation of Primary and Fully Diluted Earnings per Share for the years ended December 31, 1994, 1993 and 1992.
        Exhibit 11 filed herewith.
ab.     1994 Annual Report to Stockholders.
        Exhibit 13 filed herewith.
ac.     Subsidiaries of the Registrant.
        Exhibit 21 filed herewith.
ad.     Consent of Independent Certified Public Accountants.
        Exhibit 23 filed herewith.
ae.     Financial Data Schedules.
        Exhibit 27 filed herewith (electronic filing only).
af. Form 11-K Re: Bairnco Corporation 401(k) Savings Plan and Trust for the fiscal year ended December 31, 1994.
        Exhibit 99 filed herewith.