Form 10-Q
period 1995-04-01
BAIRNCO CORP /DE/
filed 1995-05-09
CIK 350750

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          April 1, 1995
                                  or
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

10,500,259 shares of Common Stock Outstanding as of April 28, 1995.







                    PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                 BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
        FOR THE QUARTERS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                             (Unaudited)


                                        1995          1994

Net sales                           $ 38,523,000  $ 35,676,000
  Cost of sales                       24,794,000    22,070,000
Gross profit                          13,729,000    13,606,000
  Selling and administrative
    expenses                          10,132,000    10,271,000
Operating profit                       3,597,000     3,335,000
  Interest expense, net                  547,000       501,000
Income before income taxes             3,050,000     2,834,000
  Provision for income taxes           1,159,000     1,134,000

Net Income                          $  1,891,000  $  1,700,000


Primary and fully diluted earnings
  per share of common stock
  (Note 3)                          $       0.18  $       0.16


Dividends per share of common stock $       0.05  $       0.05





















The accompanying notes are an integral part of these financial statements.



                 BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
              AS OF APRIL 1, 1995 AND DECEMBER 31, 1994
                             (Unaudited)

                                       1995           1994
ASSETS
Current assets:
  Cash and cash equivalents        $  1,193,000   $  1,478,000
  Accounts receivable, less
    allowances of $1,019,000 and
    $1,097,000, respectively         24,595,000     20,885,000
  Inventories (Note 4)               21,721,000     20,042,000
  Deferred income taxes               4,941,000      4,941,000
  Other current assets                4,343,000      4,785,000
       Total current assets          56,793,000     52,131,000

Plant and equipment, at cost         76,046,000     76,664,000
Less - Accumulated depreciation and
  amortization                      (40,520,000)   (40,375,000)
       Plant and equipment, net      35,626,000     36,289,000
Cost in excess of net assets of
  purchased businesses                8,314,000      8,201,000
Other assets                          2,476,000      2,622,000
Net assets of discontinued
  operations (Note 2)                 2,980,000      3,529,000
                                   $106,089,000   $102,772,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt                  $  5,497,000   $  4,710,000
  Current maturities of long-term
    debt                                189,000        201,000
  Accounts payable                   10,758,000      9,762,000
  Accrued expenses (Note 5)          11,800,000     11,181,000
       Total current liabilities     28,244,000     25,854,000

Long-term debt                       25,666,000     26,864,000
Deferred income taxes                 3,749,000      3,743,000
Other liabilities                     2,528,000      2,314,000

Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized,
    none issued                              --             --
  Common stock, par value $.01,
    30,000,000 shares authorized,
    10,952,124 issued                   109,000        109,000
  Paid-in capital                    50,461,000     49,922,000
  Retained earnings                   5,132,000      3,766,000
  Treasury stock, at cost, 451,865
    shares                           (9,800,000)    (9,800,000)
       Total stockholders'
         investment                  45,902,000     43,997,000
                                   $106,089,000   $102,772,000


The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                              (Unaudited)


                                           1995          1994
Cash Flows from Operating Activities:
  Net income                           $  1,891,000  $  1,700,000
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization       1,728,000     1,685,000
      Deferred income taxes                   6,000      (192,000)
  Changes in current assets and
    liabilities:
    (Increase) in accounts receivable    (3,710,000)   (2,279,000)
    (Increase) in inventories            (1,679,000)     (232,000)
    Decrease in other current assets        442,000     1,116,000
    Increase in accounts payable            996,000       929,000
    Increase in accrued expenses            619,000       707,000
    Increase (decrease) in other
      liabilities                           214,000       (20,000)
  Translation adjustment and other,
    net                                     865,000       421,000
       Net cash provided by
         operating activities             1,372,000     3,835,000

Cash Flows from Investing Activities:
  Capital expenditures                   (1,045,000)   (1,097,000)
  Funds provided by discontinued
    operations                              549,000       395,000
       Net cash (used in)
         investing activities              (496,000)     (702,000)

Cash Flows from Financing Activities:
  Net repayments of external debt          (636,000)   (3,239,000)
  Exercise of stock options                      --           --
  Payment of dividends                     (525,000)     (525,000)
       Net cash (used in) financing
         activities                      (1,161,000)   (3,764,000)

Net (decrease) in cash and
  cash equivalents                         (285,000)     (631,000)
Cash and cash equivalents,
  beginning of period                     1,478,000     1,383,000
Cash and cash equivalents,
  end of period                        $  1,193,000  $    752,000









The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 1, 1995
                              (Unaudited)


(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries (Bairnco or the Corporation) after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter ended April 1, 1995, are not necessarily indicative of the results of operations for the full year.


(2) Discontinued Operations

    As discussed in Note 3 to Bairnco's 1994 Audited Consolidated Financial Statements, the Corporation adopted a restructuring plan as of December 31, 1993 which included a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses were classified as discontinued operations for financial reporting purposes as of December 31, 1993.

    The smallest and last remaining operation of the Specialty Construction business and the secure communications business remain to be sold and continue to be reported as discontinued operations. Net sales from the discontinued operations for the quarters ended April 1, 1995 and April 2, 1994 were $3.1 million and $5.4 million, respectively. The remaining discontinued operations are expected to be disposed of during 1995.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                                       First  Quarter
                                      1995        1994

    Primary                        10,500,000  10,500,000
    Fully Diluted                  10,500,000  10,500,000

    Primary and fully diluted earnings per share include all common stock equivalents. A statement regarding computation of per share earnings is included as Exhibit 11 to this Quarterly Report on Form 10-Q.




(4) Inventories

    Inventories consisted of the following as of April 1, 1995 and December 31, 1994:

                                       1995             1994

    Raw materials and supplies     $  4,139,000     $  4,794,000
    Work in process                   5,798,000        4,767,000
    Finished goods                   11,784,000       10,481,000
          Total inventories        $ 21,721,000     $ 20,042,000


(5) Accrued Expenses

    Accrued expenses consisted of the following as of April 1, 1995 and December 31, 1994:

                                       1995             1994

    Salaries and wages             $  1,595,000     $  2,521,000
    Income taxes                        340,000          315,000
    Insurance                         1,715,000        2,165,000
    Litigation                        2,213,000        2,163,000
    Other accrued expenses            5,937,000        4,017,000
          Total accrued expenses   $ 11,800,000     $ 11,181,000


(6) Contingencies

    Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal Proceedings") of this filing.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1994.

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

    Replacement products and services are manufactured and distributed under the KASCO name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, and on site maintenance services for the retail food industry primarily in the meat and deli departments. KASCO also distributes equipment to the food industry in Canada and France. These products are sold under a number of brand names including KASCO in the U.S. and Canada, Atlantic Service in the United Kingdom and Bertram & Graf and Biro in Europe.


Comparison of First Quarter 1995 to First Quarter 1994

    Sales in the first quarter 1995 were $38,523,000 an 8.0% increase from $35,676,000 in 1994. The increase in the first quarter sales was attributable to good growth in all the Arlon product lines. KASCO's sales were up modestly as the increases in the European businesses were offset by the planned reduction in KASCO's U.S. service center business.

    Gross profit increased only 1% to $13,729,000 from $13,606,000. The increase is attributable to improved sales which was offset by profit margin declines in major product lines. The gross profit margin as a percent of sales decreased from 38.1% to 35.6%. The profit margin declines are due to the continuing decline in military related business which is being replaced with lower margin commercial business, a shifting product mix in the graphics business, and material cost increases which preceded effective selling price increases, and continuing costs to refocus KASCO.

    Selling and administrative expenses decreased to $10,132,000 from $10,271,000. As a percent of sales, selling and administrative expenses decreased to 26.3% from 28.8%.


    Interest expense increased $46,000 to $547,000 for the first quarter. This increase was the result of higher interest rates that were partially offset by reduced borrowings.

    The effective tax rate for the first quarter of 1995 was 38% as compared to 40% in 1994. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Net income increased 11.2% to $1,891,000, or $0.18 per share, as compared to $1,700,000, or $0.16 per share, in the first quarter
1994.


Liquidity and Capital Resources

    In April, Bairnco's secured reducing revolving credit agreement with a consortium of four banks led by Bank of America, Illinois, and including, SunBank, N.A., NBD Bank, N.A., and First Union Bank of Florida, was amended. The total commitment under the agreement was reduced from $55.0 million to $52.0 million and the termination date was extended from August 31, 1997 to August 31, 1999. The maximum amount available for borrowings will be reduced by $3.0 million as of January 1, 1996, $4.0 million as of January 1, 1997, $5.0 million as of January 1, 1998, and $10.0 million as of January 1, 1999. The amended agreement permits Bairnco to repurchase up to $5.0 million of its common stock.

    At April 1, 1995, Bairnco had working capital of $28.5 million compared to $26.3 million at December 31, 1994. At April 1, 1995 Bairnco's total debt outstanding was $31,352,000 compared to $31,775,000 at the end of 1994. At April 1, 1995 approximately $21.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended April 18, 1995. In addition, approximately $3.2 million was available under various short term domestic and foreign uncommitted credit facilities.

    Bairnco made approximately $1,045,000 of capital expenditures during the first quarter 1995. Total capital expenditures in 1995 are expected to be approximately $14.4 million which includes approximately $6.0 million related to a new facility which is not committed and is still under review.

    Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1995.

                        PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

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

    On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. In an order entered on March 11, 1994, the Bankruptcy Court overseeing the reorganization of Keene entered an order appointing an examiner (the "Examiner") to evaluate and report to the Court whether there are any viable claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco or the spinoffs of certain subsidiaries, including Keene, by Bairnco. Bairnco provided evidence and other information to the Examiner. The Examiner's preliminary report was released on October 3, 1994. Since that time, the Court has held a number of hearings at which the preliminary report has been discussed. The Court has not ruled on the conditions, if any, under which the potential claims discussed in the report should be prosecuted, but, on May 5, 1995, it entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit, if any, of such claims. Further proceedings concerning the potential claims and their possible pursuit by the Creditors' Committee are scheduled for May 1995.

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


    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 1, 1995.


Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of Bairnco was held in Orlando, Florida on April 21, 1995. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 1995 fiscal year and elected all nominees to the Board of Directors.


Item 4.  EXHIBITS

    Exhibit 4: Amendment dated as of April 18, 1995 to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Continental Bank N.A. (now Bank of America, Illinois), as the Agent for Lenders, which is incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

    Exhibit 11: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended April 1, 1995 and April 2, 1994.








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


DATE:  May 9, 1995