Form 10-Q
period 1995-07-01
BAIRNCO CORP /DE/
filed 1995-08-08
CIK 350750

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          July 1, 1995
                                  or
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

10,500,259 shares of Common Stock Outstanding as of July 28, 1995.




                    PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                 BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
         FOR THE QUARTERS ENDED JULY 1, 1995 AND JULY 2, 1994
                             (Unaudited)


                                        1995          1994

Net sales                           $ 38,309,000  $ 36,977,000
  Cost of sales                       24,462,000    23,311,000
Gross profit                          13,847,000    13,666,000
  Selling and administrative
    expenses                           9,980,000     9,964,000
Operating profit                       3,867,000     3,702,000
  Interest expense, net                  527,000       536,000
Income before income taxes             3,340,000     3,166,000
  Provision for income taxes           1,269,000     1,266,000

Net Income                          $  2,071,000  $  1,900,000


Primary and fully diluted earnings
  per share of common stock
  (Note 3)                          $       0.20  $       0.18


Dividends per share of common stock $       0.05  $       0.05





The accompanying notes are an integral part of these financial statements.







                 BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
        FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                             (Unaudited)


                                        1995          1994

Net sales                           $ 76,832,000  $ 72,653,000
  Cost of sales                       49,256,000    45,381,000
Gross profit                          27,576,000    27,272,000
  Selling and administrative
    expenses                          20,112,000    20,235,000
Operating profit                       7,464,000     7,037,000
  Interest expense, net                1,074,000     1,037,000
Income before income taxes             6,390,000     6,000,000
  Provision for income taxes           2,428,000     2,400,000

Net Income                          $  3,962,000  $  3,600,000


Primary and fully diluted earnings
  per share of common stock
  (Note 3)                          $       0.38  $       0.34


Dividends per share of common stock $       0.10  $       0.10




The accompanying notes are an integral part of these financial statements.



                 BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               AS OF JULY 1, 1995 AND DECEMBER 31, 1994
                             (Unaudited)

                                       1995           1994
ASSETS
Current assets:
  Cash and cash equivalents        $    527,000   $  1,478,000
  Accounts receivable, less
    allowances of $1,019,000 and
    $1,097,000, respectively         24,189,000     20,885,000
  Inventories (Note 4)               24,124,000     20,042,000
  Deferred income taxes               4,941,000      4,941,000
  Other current assets                1,642,000      4,785,000
       Total current assets          55,423,000     52,131,000

Plant and equipment, at cost         77,538,000     76,664,000
Less - Accumulated depreciation and
  amortization                      (41,937,000)   (40,375,000)
       Plant and equipment, net      35,601,000     36,289,000
Cost in excess of net assets of
  purchased businesses                8,275,000      8,201,000
Other assets                          2,542,000      2,622,000
Net assets of discontinued
  operations (Note 2)                 3,459,000      3,529,000
                                   $105,300,000   $102,772,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt                  $  6,938,000   $  4,710,000
  Current maturities of long-term
    debt                                189,000        201,000
  Accounts payable                   10,354,000      9,762,000
  Accrued expenses (Note 5)          13,085,000     11,181,000
       Total current liabilities     30,566,000     25,854,000

Long-term debt                       21,032,000     26,864,000
Deferred income taxes                 3,759,000      3,743,000
Other liabilities                     2,528,000      2,314,000

Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized,
    none issued                              --             --
  Common stock, par value $.01,
    30,000,000 shares authorized,
    10,952,124 issued                   109,000        109,000
  Paid-in capital                    50,430,000     49,922,000
  Retained earnings                   6,676,000      3,766,000
  Treasury stock, at cost, 451,865
    shares                           (9,800,000)    (9,800,000)
       Total stockholders'
         investment                  47,415,000     43,997,000
                                   $105,300,000   $102,772,000


The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                              (Unaudited)


                                           1995          1994
Cash Flows from Operating Activities:
  Net income                           $  3,962,000  $  3,600,000
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization       3,421,000     3,364,000
      Deferred income taxes                  16,000      (183,000)
  Changes in current assets and
    liabilities:
    (Increase) in accounts receivable    (3,304,000)   (2,308,000)
    (Increase) in inventories            (4,082,000)     (654,000)
    Decrease in other current assets      3,143,000     1,241,000
    Increase in accounts payable            592,000     1,279,000
    Increase in accrued expenses          1,904,000       868,000
    Increase (decrease) in other
      liabilities                           214,000        (9,000)
  Translation adjustment and other,
    net                                     808,000       915,000
       Net cash provided by
         operating activities             6,674,000     8,113,000

Cash Flows from Investing Activities:
  Capital expenditures                   (2,784,000)   (2,365,000)
  Funds provided by (used in)
    discontinued operations                  70,000      (813,000)
       Net cash (used in)
         investing activities            (2,714,000)   (3,178,000)

Cash Flows from Financing Activities:
  Net repayments of external debt        (3,861,000)   (3,801,000)
  Payment of dividends                   (1,050,000)   (1,050,000)
       Net cash (used in) financing
         activities                      (4,911,000)   (4,851,000)

Net (decrease) increase in cash and
  cash equivalents                         (951,000)       84,000
Cash and cash equivalents,
  beginning of period                     1,478,000     1,383,000
Cash and cash equivalents,
  end of period                        $    527,000  $  1,467,000



The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 1, 1995
                              (Unaudited)


(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries (Bairnco or the Corporation) after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and six months ended July 1, 1995, are not necessarily indicative of the results of operations for the full year.


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

    The smallest and last remaining operation of the Specialty Construction business and the secure communications business remain to be sold and continue to be reported as discontinued operations. Net sales from the discontinued operations for the quarters ended July 1, 1995 and July 2, 1994 were $2.4 million and $6.3 million, respectively. Net sales from the discontinued operations for the six months ended July 1, 1995 and July 2, 1994 were $5.5 million and $11.6 million, respectively. The remaining discontinued operations are expected to be disposed of during 1995.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                       Second Quarter           First Six Months
                      1995        1994          1995        1994

    Primary        10,500,000  10,500,000    10,500,000  10,500,000
    Fully Diluted  10,500,000  10,500,000    10,500,000  10,500,000

    Primary and fully diluted earnings per share include all common stock equivalents. Statements showing the calculations of primary and fully diluted earnings per share for the quarters ended July 1, 1995 and July 2, 1994, and for the six months ended July 1, 1995 and July 2, 1994, are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(4) Inventories

    Inventories consisted of the following as of July 1, 1995 and December 31, 1994:

                                       1995             1994

    Raw materials and supplies     $  4,845,000     $  4,794,000
    Work in process                   5,827,000        4,767,000
    Finished goods                   13,452,000       10,481,000
          Total inventories        $ 24,124,000     $ 20,042,000


(5) Accrued Expenses

    Accrued expenses consisted of the following as of July 1, 1995 and December 31, 1994:

                                       1995             1994

    Salaries and wages             $  1,946,000     $  2,521,000
    Income taxes                        557,000          315,000
    Insurance                         1,892,000        2,165,000
    Litigation                        2,241,000        2,163,000
    Other accrued expenses            6,449,000        4,017,000
          Total accrued expenses   $ 13,085,000     $ 11,181,000


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


Comparison of Second Quarter 1995 to Second Quarter 1994

    Sales in the second quarter of 1995 were $38,309,000 a 3.6% increase over sales of $36,977,000 in the second quarter of 1994. Sales of Arlon engineered materials and components increased 7.7% due to growing sales to the high end and microwave printed circuit board markets. Sales of Kasco replacement products and services declined 3.6% as increases in the European businesses were more than offset by the planned reduction in Kasco's North American service center revenues.

    Gross profit increased only 1.3% to $13,847,000 from $13,666,000. The increase is attributable to improved sales which was offset by profit margin declines in major product lines. The gross profit margin as a percent of sales decreased from 37.0% in 1994 to 36.1% in 1995. As in the first quarter, the profit margin declines are due primarily to the continuing decline in military related business which is being replaced with lower margin commercial business and the continuing change of mix in the Kasco products.

    Selling and administrative expenses were essentially level but declined as a percent of sales from 26.9% in 1994 to 26.1% in 1995. Consistent with the Corporation's long term effort to improve its selling and marketing efforts, sales expense increased slightly while administrative expenses were again reduced.

    Interest expense decreased slightly to $527,000 from $536,000 last year. The decrease in interest expense was due to a reduction in average indebtedness outstanding in the second quarter of 1995 of approximately $10,000,000 from the second quarter of last year, which was substantially offset by increased short term interest rates.

    The effective tax rate for the second quarter of 1995 was 38% as compared to 40% in 1994. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Net income increased 9% to $2,071,000, or $0.20 per share, from $1,900,000, or $0.18 per share.


Comparison of First Six Months 1995 to First Six Months 1994

    Sales for the first six months of 1995 were $76,832,000, an increase of 5.8%, as compared with $72,653,000 in 1994. Net income increased 10% to $3,961,000, or $0.38 per share, from $3,600,000, or
$0.34 per share.

    The effective tax rate for the first half of 1995 was 38% as compared to 40% in 1994. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Liquidity and Capital Resources

    At July 1, 1995 Bairnco's total debt was $28,159,000 compared to $31,775,000 at the end of 1994. At July 1, 1995 approximately $26.2 million was available for borrowing under the Corporation's secured reducing revolving credit agreement ("Credit Agreement") with a consortium of four banks. In addition, approximately $1.8 million was available under various short term domestic and foreign uncommitted credit facilities. Under the terms of the Credit Agreement, the maximum amount available for borrowings will be reduced by $3.0 million as of January 1, 1996. During the second quarter total debt was reduced approximately $3,100,000 as the result of tax refunds attributable to the previous restructuring and cash from operations.

    At July 1, 1995, Bairnco had working capital of $24.9 million compared to $26.3 million at December 31, 1994. Inventories increased $2,400,000 during the second quarter to meet anticipated sales growth and to improve customer service. It is expected inventories will be reduced during the third quarter.

    Capital expenditures are currently running slightly under depreciation and well below plan. The need for the major capacity addition contemplated in the capital expenditures plan has been shifted into next year as the result of a series of productivity improvements. Depending on the timing of specific projects, it is still expected that capital expenditures will exceed depreciation for the full year.


    Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1995.

                        PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993, Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which were consolidated in the United States District Court for the Southern District of New York, were subsequently stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.

    On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. On May 5, 1995, the Bankruptcy Court overseeing the reorganization of Keene entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit of claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spinoffs of certain subsidiaries, including Keene, by Bairnco. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco and others alleging that the transfers of assets by Keene were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages. Bairnco and other defendants have sought to have the proceeding removed to the United States District Court for the Southern District of New York to the judge before whom the class actions described above are pending. No answers or responsive pleadings have yet been filed in the adversary proceeding, and it has been stayed by the Bankruptcy Court through October 2, 1995.

    Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

    Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses, notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco. (After filing this action, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the dispute by the Bankruptcy Court, any refunds actually received are to be placed in escrow. Keene alleges that the refunds in question could total approximately $30 million. There can be no assurance whatsoever that refunds in such amount will be payable or that resolution of the dispute with Keene will result in the release of any portion of the refunds to Bairnco.


    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 1, 1995.


Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Item 4.  EXHIBITS

    Exhibit 11.1: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended July 1, 1995 and July 2, 1994.

    Exhibit 11.2: Calculation of Primary and Fully Diluted Earnings per Share for the Six Months ended July 1, 1995 and July 2, 1994.

    Exhibit 27: Financial Data Schedules for the Quarter and Six Months ended July 1, 1995.





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


DATE:  August 9, 1995