Form 10-Q
period 1995-09-30
BAIRNCO CORP /DE/
filed 1995-11-08
CIK 350750

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          September 30, 1995
                                   or
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

10,327,634 shares of Common Stock Outstanding as of October 27, 1995.





                     PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
      FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                               (Unaudited)


                                                    1995           1994

Net sales                                       $ 37,386,000   $ 35,918,000
        Cost of sales                             24,511,000     23,054,000
Gross profit                                      12,875,000     12,864,000
        Selling and administrative
          expenses                                 9,292,000      9,396,000
Operating profit                                   3,583,000      3,468,000
        Interest expense, net                        479,000        559,000
Income before income taxes                         3,104,000      2,909,000
        Provision for income taxes                 1,211,000      1,164,000

Net Income                                      $  1,893,000   $  1,745,000


Primary and fully diluted earnings
  per share of common stock
  (Note 3)                                      $       0.18   $       0.17


Dividends per share of common stock             $       0.05   $       0.05






The accompanying notes are an integral part of these financial statements.







                  BAIRNCO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                               (Unaudited)


                                                    1995           1994

Net sales                                       $114,218,000   $108,571,000
        Cost of sales                             73,767,000     68,435,000
Gross profit                                      40,451,000     40,136,000
        Selling and administrative
          expenses                                29,404,000     29,631,000
Operating profit                                  11,047,000     10,505,000
        Interest expense, net                      1,553,000      1,596,000
Income before income taxes                         9,494,000      8,909,000
        Provision for income taxes                 3,639,000      3,564,000

Net Income                                      $  5,855,000   $  5,345,000


Primary and fully diluted earnings
  per share of common stock
  (Note 3)                                      $       0.56   $       0.51


Dividends per share of common stock             $       0.15   $       0.15





The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                               (Unaudited)

                                                    1995           1994
ASSETS
Current assets:
     Cash and cash equivalents                  $    916,000   $  1,478,000
     Accounts receivable, less
       allowances of $1,036,000 and
       $1,097,000, respectively                   23,522,000     20,885,000
     Inventories (Note 4)                         24,455,000     20,042,000
     Deferred income taxes                         5,355,000      4,941,000
     Other current assets                          1,469,000      4,785,000
                  Total current assets            55,717,000     52,131,000

Plant and equipment, at cost                      78,364,000     76,664,000
Less - Accumulated depreciation and
  amortization                                   (43,334,000)   (40,375,000)
                  Plant and equipment, net        35,030,000     36,289,000
Cost in excess of net assets of purchased
  businesses                                       8,204,000      8,201,000
Other assets                                       2,384,000      2,622,000
Net assets of discontinued operations (Note 2)     3,459,000      3,529,000
                                                $104,794,000   $102,772,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Short-term debt                            $  4,958,000   $  4,710,000
     Current maturities of long-term debt            188,000        201,000
     Accounts payable                              8,649,000      9,762,000
     Accrued expenses (Note 5)                    13,958,000     11,181,000
                  Total current liabilities       27,753,000     25,854,000

Long-term debt                                    22,886,000     26,864,000
Deferred income taxes                              3,416,000      3,743,000
Other liabilities                                  2,529,000      2,314,000

Stockholders' Investment:
     Preferred stock, par value $.01, 5,000,000
       shares authorized, none issued                     --             --
     Common stock, par value $.01, 30,000,000
       shares authorized, 10,972,499 and
       10,952,124 issued, respectively               110,000        109,000
     Paid-in capital                              50,458,000     49,922,000
     Retained earnings                             8,049,000      3,766,000
     Treasury stock, at cost, 568,165 and
       451,865 shares, respectively              (10,407,000)    (9,800,000)
                  Total stockholders'investment   48,210,000     43,997,000
                                                $104,794,000   $102,772,000



The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                               (Unaudited)


                                                    1995          1994
Cash Flows from Operating Activities:
  Net income                                    $  5,855,000  $  5,345,000
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                4,939,000     5,015,000
      Loss on disposal of equipment                       --       581,000
      Deferred income taxes                         (741,000)     (159,000)
  Changes in current assets and liabilities:
    (Increase) in accounts receivable             (2,637,000)   (2,837,000)
    (Increase) in inventories                     (4,413,000)   (1,787,000)
    Decrease in other current assets               3,316,000     1,023,000
    (Decrease) increase in accounts payable       (1,113,000)    1,747,000
    Increase in accrued expenses                   2,777,000     2,504,000
    Increase in other liabilities                    215,000         3,000
  Translation adjustment and other, net              997,000       623,000

       Net cash provided by operating activities   9,195,000    12,058,000

Cash Flows from Investing Activities:
  Capital expenditures                            (3,746,000)   (3,670,000)
  Proceeds from sale of facility                          --       613,000
  Funds provided by discontinued operations           70,000       410,000

       Net cash (used in) investing activities    (3,676,000)   (2,647,000)

Cash Flows from Financing Activities:
  Net repayments of external debt                 (4,000,000)   (7,670,000)
  Exercise of stock options                          102,000            --
  Purchase of treasury stock                        (607,000)           --
  Payment of dividends                            (1,576,000)   (1,575,000)

       Net cash (used in) financing activities    (6,081,000)   (9,245,000)

Net (decrease) increase in cash and
  cash equivalents                                  (562,000)      166,000
Cash and cash equivalents, beginning of period     1,478,000     1,383,000
Cash and cash equivalents, end of period        $    916,000  $  1,549,000





The accompanying notes are an integral part of these financial statements.


                   BAIRNCO CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995
                               (Unaudited)


(1) Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries (Bairnco or the Corporation) after the elimination of all material intercompany accounts and transactions.

    The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and nine months ended September 30, 1995, are not necessarily indicative of the results of operations for the full year.


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

    The smallest and last remaining operation of the Specialty Construction business and the secure communications business remain to be sold and continue to be reported as discontinued operations.
Net sales from the discontinued operations for the quarters ended September 30, 1995 and October 1, 1994 were $2.4 million and $4.5 million, respectively. Net sales from the discontinued operations for the nine months ended September 30, 1995 and October 1, 1994 were $7.9 million and $16.1 million, respectively. The remaining discontinued operations are expected to be disposed of during the fourth quarter of 1995.


(3) Earnings per Common Share

    Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                       Third  Quarter           First Nine Months
                      1995        1994          1995        1994

    Primary        10,474,367  10,500,000    10,492,388  10,500,000
    Fully Diluted  10,474,974  10,500,000    10,494,956  10,500,000

    Primary and fully diluted earnings per share include all common stock equivalents. Statements showing the calculations of primary and fully diluted earnings per share for the quarters ended September 30, 1995 and October 1, 1994, and for the nine months ended September 30, 1995 and October 1, 1994, are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(4) Inventories

    Inventories consisted of the following as of September 30, 1995 and December 31, 1994:

                                       1995             1994

    Raw materials and supplies     $  4,843,000     $  4,794,000
    Work in process                   5,955,000        4,767,000
    Finished goods                   13,657,000       10,481,000
          Total inventories        $ 24,455,000     $ 20,042,000


(5) Accrued Expenses

    Accrued expenses consisted of the following as of September 30, 1995 and December 31, 1994:

                                       1995             1994

    Salaries and wages             $  2,017,000     $  2,521,000
    Income taxes                      1,388,000          315,000
    Insurance                         1,826,000        2,165,000
    Litigation                        1,930,000        2,163,000
    Other accrued expenses            6,797,000        4,017,000
          Total accrued expenses   $ 13,958,000     $ 11,181,000


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

    Bairnco Corporation is a diversified multinational company that operates two distinct businesses: Arlon and Kasco.

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


Comparison of Third Quarter 1995 to Third Quarter 1994

    Sales in the third quarter of 1995 were $37,386,000 a 4.1% increase over sales of $35,918,000 in the third quarter of 1994.
Sales of Arlon engineered materials and components increased 10.6% due to growing sales to the high end and microwave printed circuit board markets. Sales of Kasco replacement products and services declined 7.3% due to the planned reduction in Kasco's North American service center revenues.

    Gross profit of $12,875,000 was essentially level with last year's $12,864,000. The gross profit margin as a percent of sales decreased from 35.8% in 1994 to 34.4% in 1995 due to the continuing change in the mix of business highlighted by the growing but lower margin commercial circuit board materials.

    Selling and administrative expenses decreased $104,000 and also declined as a percent of sales from 26.2% in 1994 to 24.9% in 1995. Consistent with our long term effort to improve our selling and marketing efforts, sales expense increased slightly while administrative expenses were again reduced.

    Interest expense decreased to $479,000 from $559,000 last year. The decrease in interest expense was due to a reduction in average indebtedness outstanding in the third quarter of 1995 of approximately $10,500,000 from the third quarter of last year, which was partially offset by increased short term interest rates.

    The effective tax rate for the third quarter of 1995 was 39% as compared to 40% in 1994. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

    Net income increased 8.5% to $1,893,000, or $0.18 per share, from $1,745,000, or $0.17 per share.


Comparison of First Nine Months 1995 to First Nine Months 1994

    Sales for the first nine months of 1995 were $114,218,000, an increase of 5.2%, as compared with $108,571,000 in 1994. Net income increased 9.5% to $5,855,000, or $0.56 per share, from $5,345,000, or
$0.51 per share.

    The effective tax rate for the first nine months of 1995 was 38.3% as compared to 40% in 1994. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Liquidity and Capital Resources

    At September 30, 1995 Bairnco's total debt was $28,032,000 compared to $31,775,000 at the end of 1994. At September 30, 1995 approximately $24.3 million was available for borrowing under the Corporation's secured reducing revolving credit agreement ("Credit Agreement") with a consortium of four banks. In addition, approximately $3.9 million was available under various short term domestic and foreign uncommitted credit facilities. Under the terms of the Credit Agreement, the maximum amount available for borrowings will be reduced by $3.0 million as of January 1, 1996.

    At September 30, 1995, Bairnco had working capital of approximately $28.0 million compared to $26.3 million at December 31, 1994.

    Capital expenditures are currently running below depreciation and well below plan. The need for the major capacity addition contemplated in the capital expenditures plan has been shifted into next year as the result of a series of productivity improvements. Depending on the timing of other specific projects, it is now expected that capital expenditures will approximate depreciation for the full year.

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

    On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. On May 5, 1995, the Bankruptcy Court overseeing the reorganization of Keene entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit of claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spinoffs of certain subsidiaries, including Keene, by Bairnco. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco and others alleging that the transfers of assets by Keene were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages. Bairnco and other defendants have sought to have the proceeding removed to the United States District Court for the Southern District of New York to the judge before whom the class actions described above are pending. No answers or responsive pleadings have yet been filed in the adversary proceeding, and it has been stayed by the Bankruptcy Court through November 30, 1995.

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


    Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 30, 1995.


Item 2.  OTHER INFORMATION

    None.


Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Item 4.  EXHIBITS

    Exhibit 11.1: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended September 30, 1995 and October 1, 1994.

    Exhibit 11.2: Calculation of Primary and Fully Diluted Earnings per Share for the Nine Months ended September 30, 1995 and October 1, 1994.








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


DATE:  November 8, 1995