Form 10-K
period 1995-12-31
BAIRNCO CORP /DE/
filed 1996-03-27
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

On March 18, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was $57,575,423.

On March 18, 1996, there were 9,834,934 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1995. Part III incorporates information by reference from the Proxy Statement dated March 21, 1996 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 19, 1996.




PART I

Item 1. BUSINESS


a.      Recent Developments and Description

	Bairnco Corporation was incorporated under the laws of the State of New York on April 9, 1981. Effective September 24, 1991, Bairnco
Corporation changed its state of incorporation from New York to Delaware. Unless otherwise indicated herein, the terms "Bairnco" and the "Corporation" refer to Bairnco Corporation and its subsidiaries.
	Effective December 31, 1993, Bairnco adopted a restructuring plan, a major component of which was a formal plan of divestiture relating to the businesses that comprised Bairnco's Specialty Construction Products segment and secure communications electronics operations. Accordingly, these businesses are classified as discontinued operations in the consolidated financial statements as of, and for the years ended, December 31, 1994 and 1993, and in other financial information accompanying this filing.
	During 1994 the majority of the Specialty Construction businesses were sold. The smallest and last remaining operation of the Specialty
Construction business was sold on December 29, 1995. The secure communications business was sold on November 30, 1995.
	As a result of the restructuring plan, Bairnco's focus is now on its two remaining core businesses: Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services.
	At December 31, 1995, Bairnco employed 820 persons including 12 Headquarters personnel. Bairnco's operations occupy approximately 707,600 square feet of factory and office space at its principal locations.


b. & c. Financial Information About Industry Segments
	     and Narrative Description of Business

	Bairnco Corporation is a diversified multinational company that operates two business sectors. Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Kasco also distributes equipment to the food industry in Canada and France.
	Financial data and other information about the Corporation's segments is set forth in Note 10 to the Consolidated Financial Statements on pages
23 and 24 and on pages 4 through 7 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 1995 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 and 11 of Bairnco's 1995 Annual Report to Stockholders, which is incorporated herein by reference.
	The principal facilities utilized by each segment are detailed on pages 9 and 10 under "Item 2. PROPERTIES" of this filing.


ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

	Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on a common technology in coating, laminating and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board market of the electronics industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.
	Arlon circuit board materials (also referred to as substrates) are grouped as follows: (1) High performance and high temperature materials used in circuit boards for military electronics and sophisticated commercial applications, such as in the surface mount electronics for the Motorola worldwide satellite telephone systems (Iridium) and circuit boards used in burn-in ovens to routinely test semiconductors. Intermediate temperature laminates which provide both improved product reliability in the field and ease of manufacture are also key to the line. Specialty products have been developed for the surface mounting of computer chips on circuit boards and multi-chip modules which are growing segments of the printed circuit board market; and, (2) Frequency dependent and low signal loss materials used for circuit boards and antennas used in microwave applications such as digital cordless telephones, local and global cellular phone systems, direct broadcast satellite TV systems, global positioning satellite systems and other personal communications systems. Additional wireless opportunities for Arlon circuit board materials include local area networks for computers and public business exchange systems or PBX's, toll booth reading systems and collision avoidance systems. A major emerging market for wireless communications is the phone systems which are being planned for a number of developing countries such as India and Argentina. These systems are being designed wireless both to reduce system maintenance costs and to expedite and reduce cost of installation.
	Arlon specialty graphic films include cast and calendered vinyl films that are manufactured and marketed under the Calon brand name. These films are offered in a wide variety of colors and with varying face stocks and adhesive systems for the specialty graphics market which includes commercial sign manufacturers, graphic printing houses, and numerous customers involved in various commercial and governmental specification applications.
	Custom engineered laminates and adhesive systems are also manufactured and marketed under the Arlon brand name and include insulating foam tapes for thermopane windows, electrical insulation, thermal insulation panels for appliances and cars, security tags and labels, durable printing stock for high speed laser printing systems and custom engineered laminates for specific industrial applications.
	A line of silicone rubber based materials, used in a broad range of consumer, industrial, utility and commercial products, is also manufactured and marketed under the Arlon brand name. Typical applications of these materials include silicone rubber roll material used in molding composites, silicone rubber tape to insulate coil windings of electric traction motors (most notably locomotive traction motors), insulating tapes for industrial flexible heaters and power utility applications.

Competition

	Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation's.
	The principal method of competition for Arlon's products varies by product line and type of customer. While competition for established lines is usually based on one or more of lead time, price, product performance, technical support and customer service, it may also be based on the ability to service emerging technologies through the custom design of new or redesign of existing products and materials for the new applications. For high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of minimum specified standards can be the critical competitive element. In addition, Arlon sells a significant portion of its circuit board materials into the Japanese and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

	Arlon products are marketed by company sales personnel, outside sales representatives and distributors in the United States, Canada, Europe, the Far East and several other international markets.

Raw Materials and Purchased Parts

	The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflontm or polytetrafluoroethelene (PTFE) resin, polyimide resin, epoxy resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.
	Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan and France.

Backlog

	Order backlog for this segment was $8,109,000 as of December 31, 1995, $7,833,000 as of December 31, 1994 and $7,998,000 as of December 31, 1993.
Substantially all of the backlog as of December 31, 1995 is scheduled for shipment in 1996.

Employees

	As of December 31, 1995, approximately 445 employees were employed by the operations comprising Arlon's engineered materials and components.

Patents and Trademarks

	The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.


REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

	Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Replacement band saw blades are also sold for use in wood and metal industries. Kasco's French and Canadian operations also distribute equipment to the supermarket and food processing industries in their respective markets.
	Kasco manufactures band saw blades for cutting, and chopper plates and knives for grinding meat in supermarkets and packing plants, band saw blades used in frozen fish factories, small band saw blades for cutting metal and wood, and large band saw blades for lumber mills. Kasco distributes related supply products and a seasoning line to supermarkets, as well as other customers.
	Kasco also provides preventive maintenance and repair parts and service for a broad range of supermarket equipment primarily in the meat and deli areas in selected markets.
	Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Competition and Marketing

	Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies. The principal methods of competition are service, price and product performance. The performance of meat band saw blades used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine and operator or other cutting/processing equipment being used. During 1995, Kasco's management took numerous actions to improve the efficiencies in manufacturing and distribution. These actions, together with the significant investment in new grinding and other manufacturing equipment and techniques has resulted in improved quality, more efficient operations and improved customer service.
	In North America, Kasco supplies its products and services directly to the supermarket and meat cutting industries through route sales people. They make regularly scheduled calls on the accounts in their region. They both supply the Company's products and provide related equipment maintenance services. The route sales people are continuously trained in the service and maintenance of the equipment used in the meat preparation areas of retail food outlets. The field computerization program permits the route sales people to more efficiently service their customer base.
	Kasco currently operates service centers in four regions of North America. The service centers provide preventive maintenance programs and emergency repair programs for a broad range of equipment primarily in the meat preparation and deli areas of supermarkets and other retail food outlets in their geographical areas.
	During 1995 the service center program was refocused on four selected market areas where Kasco can provide more cost effective, value added preventive maintenance and emergency service in concentrated geographical markets. These actions resulted in a $2 million reduction in revenues and phase out expenses which continued in reducing amounts throughout 1995. The net impact of the cost savings began to be evident during the last part of 1995 and should provide continuing benefits in 1996.

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

Employees

	As of December 31, 1995, approximately 363 persons were employed in the replacement products and services segment.

Patents and Trademarks

	The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.


d.  Foreign Operations

	The Corporation has foreign operations located in Canada, the United Kingdom, France, Germany and Belgium. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements on page 24 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference.
	In addition, export sales from the Corporation's US based operations for the years ended December 31, 1995, 1994 and 1993 were $27,115,000, $21,093,000 and $17,835,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.



Item 2.  PROPERTIES

	The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities (excluding approximately 68,000 square feet of leased space related to discontinued operations discussed in Note 3 on page 19 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference) and indicates whether the property is owned or leased and if leased, the lease expiration date.



                                                LEASED OR OWNED
    LOCATION                     SQUARE FEET   (LEASE EXPIRATION)

CORPORATION TOTAL                  707,600

Headquarters

Maitland, FL                         7,700      Leased(Expires 2000)

Replacement Products and Services (KASCO)

Calgary, Alberta, Canada             2,000      Leased(Expires 1996)
City of Industry, CA                15,000      Leased(Expires 1997)
Edmonton, Alberta, Canada            2,400      Leased(Expires 1996)
Gwent, Wales, UK                    25,000      Owned
Lyon, France                        11,000      Leased(Expires 1999)
Montreal, Quebec, Canada             9,300      Leased(Expires 1998)
Pansdorf, Germany                   22,000      Owned
Paris, France                       12,000      Leased(Expires 1996)
Rennes, France                       4,800      Leased(Expires 1996)
Scarborough, Ontario, Canada        20,000      Owned
St. Louis, MO                       75,000      Owned
St. Louis, MO                       50,000      Leased(Expires 1996)
Saskatoon, Saskatchewan, Canada      1,400      Leased(Expires 1996)
Vancouver, B.C., Canada             11,000      Leased(Expires 1998)
Winnipeg, Manitoba, Canada           5,000      Leased(Expires 1997)
Field Warehouses
  (Approximately 70 locations
  in North America)                 24,000      Leased

Engineered Materials and Components (Arlon)

Bear, DE                           133,000      Owned
East Providence, RI                 68,000      Owned
Merksem, Belgium                     5,000      Leased(Expires 2002)
Rancho Cucamonga, CA                80,000      Owned
Santa Ana, CA                      124,000      Leased(Expires 2003)




Item 3.  LEGAL PROCEEDINGS

	Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993, Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which were consolidated in the United States District Court for the Southern District of New York, were subsequently stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.
	On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. On May 5, 1995, the Bankruptcy Court overseeing the reorganization of Keene entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit of claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spin-offs of certain subsidiaries, including Keene, by Bairnco. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco and others alleging that the transfers of assets by Keene were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages. Bairnco and other defendants have sought to have the proceeding removed to the United States District Court for the Southern District of New York to the judge before whom the class actions described above are pending. Their application for such transfer is pending. Bairnco and other defendants in the adversary proceeding have reached an agreement in principle with respect to the transfer of the adversary proceeding to the District Court (following the confirmation of Keene's plan of reorganization). The agreement is, however, subject to final documentation and requires the approval of the Bankruptcy Court before it can become effective. In the meantime, no answers or responsive pleadings have been filed in the adversary proceeding, and all proceedings have been stayed.
	Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.
	Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses, notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco. (After filing this action, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the dispute by the Bankruptcy Court, any refunds actually received are to be placed in escrow. Through December 31, 1995, approximately $12.1 million of refunds had been received and placed in escrow. Subsequent to year-end, an additional $14.4 million of refunds were received and placed in escrow. There can be no assurance whatsoever that resolution of the dispute with Keene will result in the release of any portion of the refunds to Bairnco.
	Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1995.





Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

   Name and Age of                 Data Pertaining to
 Executive Officers                Executive Officers

Luke E. Fichthorn III (54)      Mr. Fichthorn has served as
                                Chairman of Bairnco since May
                                1990, and on December 18, 1991,
                                became Chief Executive Officer
                                of Bairnco.  For over nineteen
                                years, Mr. Fichthorn has been a
                                private investment banker and
                                partner of Twain Associates, a
                                private investment banking and
                                consulting firm.  Mr. Fichthorn
                                served as a director of Keene
                                Corporation, a former subsidiary
                                of Bairnco Corporation from
                                August, 1969 until May, 1981,
                                and became a director of Bairnco
                                in January, 1981.  Mr. Fichthorn
                                is also a director of Florida
                                Rock Industries, Inc. and FRP
                                Properties, Inc., neither of
                                which is affiliated with
                                Bairnco.

J. Robert Wilkinson (61)        Mr. Wilkinson was elected Vice
                                President - Finance and
                                Treasurer in March 1990. From
                                September 1986 to September
                                1989, Mr. Wilkinson was
                                Bairnco's Vice President -
                                Controller.  From October 1989
                                to March 1990 he was Executive
                                Vice President of Shielding
                                Systems Corporation, a wholly-
                                owned subsidiary of Bairnco.
                                Prior to joining Bairnco, Mr.
                                Wilkinson served as Vice
                                President and Controller of
                                Transway International
                                Corporation from November 1981
                                to June 1986.

Barry M. Steinhart (43)         Mr. Steinhart was elected Vice
                                President - Administration and
                                Secretary in March 1990.  From
                                June of 1983 through July 1986,
                                Mr. Steinhart served as Division
                                Personnel Manager and Manager of
                                Human Resources of Lightolier, a
                                wholly-owned subsidiary of the
                                Genlyte Group which was a
                                wholly-owned subsidiary of
                                Bairnco until August 1988.  From
                                August 1986 through December
                                1988, Mr. Steinhart served as
                                Director of Human Resources for
                                Keene Corporation, which was a
                                wholly-owned subsidiary of
                                Bairnco Corporation until
                                August, 1990.  From January 1989
                                to February 1990, Mr. Steinhart
                                served as Bairnco's Director of
                                Human Resources.

Elmer G. Pruim III (33)         Mr. Pruim was appointed
                                Controller of Bairnco
                                Corporation in August, 1994.  In
                                October 1995, Mr. Pruim was also
                                elected as Acting President of
                                Kasco Corporation.  Mr. Pruim
                                was previously an Audit Manager
                                with Arthur Andersen LLP.


	PART II


Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
	  STOCKHOLDER MATTERS

a. & c.    Data regarding market prices of Bairnco's common
stock is included in the "Quarterly Results of Operations" on page 12 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 14 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1995. The Board continues to review the dividend on a quarterly basis. Data on the limitations of Bairnco's ability to pay dividends is included in Note 7 to the Consolidated Financial Statements on page 21 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference.

b.   The approximate number of common equity security holders
is as follows:
                                                Approximate Number
                                               of Holders of Record
Title of Stock                                as of December 31, 1995

Common Stock, Par Value $.01 per share              1,967



Item 6. SELECTED FINANCIAL DATA

Reference is made to "Financial History" on page 9 of Bairnco's 1995 Annual Report to Stockholders, which is incorporated herein by reference.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 and 11 of Bairnco's 1995 Annual Report to
Stockholders which is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 14 through 24 and the "Quarterly Results of Operations" on page 12 of Bairnco's 1995 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


	PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors of Bairnco is included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. See the information regarding executive officers of the Corporation which begins on page 13 of this Annual Report on Form 10-K.



Item 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy
Statement for the 1996 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	    MANAGEMENT

The information required by Item 12 is included in the Proxy
Statement for the 1996 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy
Statement for the 1996 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.


	PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	    FORM 8-K

a)      1.  Financial Statements

       	Included in the 1995 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form
	       10-K:

       	- Report of Independent Certified Public Accountants;
       	- Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993;
       	- Consolidated Balance Sheets as of December 31, 1995 and 1994;
       	- Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993;
       	- Consolidated Statements of Stockholders' Investment for the years ended December 31, 1995, 1994 and 1993;
       	- Notes to Consolidated Financial Statements.

        2.  Financial Statement Schedules

       	Included in Part IV of this Annual Report on Form 10-K:

       	- Report of Independent Certified Public Accountants on
	           Financial Statement Schedules on page 21 of this Annual Report on Form 10-K;
        - Financial Statement Schedules for the years ended
	           December 31, 1995, 1994 and 1993:

	           Schedule II - Valuation and Qualifying Accounts on page 22 of this Annual Report on Form 10-K;

        All other schedules and notes specified under Regulation
        S-K are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

        3. See Index to Exhibits on pages 24 through 27 of this Annual Report on Form 10-K.

b)      Reports on Form 8-K - None for fiscal year 1995.



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BAIRNCO CORPORATION
                                  (Registrant)



Date:  March 26, 1996       By:   /s/ J. Robert Wilkinson
                                  J. Robert Wilkinson
                                  Vice President-Finance and
                                    Treasurer
                                  (Principal Financial Officer)



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



 /s/ William F. Yelverton
William F. Yelverton - Director



 /s/ J. Robert Wilkinson
J. Robert Wilkinson - Vice President-Finance
and Treasurer
(Principal Financial Officer)



 /s/ Elmer G. Pruim III
Elmer G. Pruim III - Controller
(Principal Accounting Officer)




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES




TO BAIRNCO CORPORATION:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Orlando, Florida
January 25, 1996
                                       Arthur Andersen LLP




BAIRNCO CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                  Balance                             Balance
Year Ended       Beginning               Deductions     End
December 31,      of Year     Expenses      <F1>      of Year
1995 - Reserve
for Doubtful
Accounts         $1,097,000   $202,000   $(536,000)   $  763,000

1994 - Reserve
for Doubtful
Accounts         $  844,000   $430,000   $(177,000)   $1,097,000

1993 - Reserve
for Doubtful
Accounts         $  798,000   $356,000   $(310,000)   $  844,000


<F1>     Actual charges incurred in connection with the purpose for which the reserves were established.



SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

EXHIBITS TO FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission File No.:  1-8120


BAIRNCO CORPORATION
(Exact name of registrant as specified in the charter)




INDEX TO EXHIBITS


a. Certificate of Incorporation, as amended through September 24, 1991. Incorporated herein by reference to Exhibit 3 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1991.
b.      By Laws, as amended through December 18, 1991.
        Incorporated herein by reference to Exhibit 3 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1991.
c.      Amended and Restated Credit Agreement, dated as of December 17,
       	1992, among Bairnco Corporation and certain of its subsidiaries, as guarantors, and certain Commercial Lending Institutions and Continental Bank NA, as the Agent for Lenders.
       	Incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
d. Promissory note, dated December 17, 1992, between Bairnco Corporation and Continental Bank NA.
       	Incorporated herein by reference to Exhibit 3.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
e. Amendment dated as of March 16, 1994 to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco
        Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Continental Bank NA, as the Agent for
       	Lenders.
       	Incorporated herein by reference to Exhibit 3 to Bairnco's Annual
        Report on Form 10-K for fiscal year ended December 31, 1993.
f. Promissory note, dated as of September 1, 1989, between Arlon, Inc. and the Delaware Economic Development Authority.
        Incorporated herein by reference to Exhibit 4 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1989.
g. Indenture of Trust, series 1989, dated as of September 1, 1989, between the Delaware Economic Development Authority and
        Manufacturers and Traders Trust Company, securing variable rate demand Industrial Development Refunding Revenue Bonds (Arlon, Inc. Project), series 1989 of the Delaware Economic Development
       	Authority.
       	Incorporated herein by reference to Exhibit 4 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1989.
h. Loan Agreement, dated as of September 1, 1989, between the Delaware Economic Development Authority and Arlon, Inc.
       	Incorporated herein by reference to Exhibit 4 to Bairnco's Annual
        Report on Form 10-K for fiscal year ended December 31, 1989.
i. Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank.
       	Incorporated herein by reference to Exhibit 4 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1989.
j. Agreement of the Company, dated March 30, 1987, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.
        Incorporated herein by reference to Exhibit 4(e) to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
k. Extension and Modification of Lease Agreement between Max Rothenberg and Michael L. Friedman and Shielding Systems Corporation.
       	Incorporated herein by reference to Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.
l.      Lease dated December 31, 1991 between Reybold Homes, Inc. and
       	Arlon, Inc.
       	Incorporated herein by reference to Exhibit 10.2 to Bairnco's Annual Report on form 10-K for fiscal year ended December 31, 1992.
m.      Lease dated December 10, 1991 between Mattei Corporation and
       	Bairnco Corporation.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
        Report on Form 10-K for fiscal year ended December 31, 1991.
n. Lease dated February 18, 1991 between Pensionfund Realty Limited and KASCO Food Equipment Sales and Service Division of Atlantic
       	Service Co., Ltd.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
        Report on Form 10-K for fiscal year ended December 31, 1991.
o.      Lease dated February 8, 1990 between Leggett and Platt, Inc. and
       	KASCO Corporation.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1991.
p.      Lease dated February 5, 1990 between Fernwood Developments Ltd. and
       	KASCO Atlantic Service Company, Ltd.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1991.
q. Agreements, each dated November 8, 1965, between Max Rothenberg and Michael L. Friedman and Shielding Systems Corporation as successor to Keene Corporation and amendment thereto, dated January 20, 1970. Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1989.
r.      Lease, dated October 7, 1986, between Sinnott Investments Ltd. and
       	KASCO Corporation as successor to Atlantic Service Co. Ltd.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1986.
s. Lease, dated July 1, 1985, between Succession V H Fortin and KASCO Corporation as successor to Atlantic Service Co. Ltd.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
        Report on Form 10-K for fiscal year ended December 31, 1986.
t. Lease, dated May 1, 1985, between John B. Merrill, Joseph S. Weedon and Richard A. Westberg and KASCO Corporation as successor to Atlantic Service, Inc.
	       Incorporated herein by reference to Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
u.      Standard Industrial Lease dated June 30, 1983 between James E. and
        Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20,
       	1979 and Arlon, Inc. as successor to Keene Corporation.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1983.
v.      Bairnco Corporation 401(k) Savings Plan and Trust.
       	Incorporated herein by reference to Exhibit 4.3 to Bairnco's
       	Registration Statement on Form S-8, No. 33-41313.
w.      Bairnco Corporation 1990 Stock Incentive Plan.
       	Incorporated herein by reference to Exhibit 4.3 to Bairnco's
        Registration Statement on Form S-8, No. 33-36330.
x.      Bairnco Corporation Management Incentive Compensation Plan.
       	Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1981.
y.      Employment Agreement dated January 22, 1990, between Bairnco
       	Corporation and Luke E. Fichthorn III.
        Incorporated herein by reference to Exhibit 10 to Bairnco's Annual
       	Report on Form 10-K for fiscal year ended December 31, 1989.
z. Amendment dated as of April 18, 1995, to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco
       	Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Continental Bank NA (now Bank of America, Illinois), as the Agent for Lenders.
       	Incorporated herein by reference to Exhibit 4 to Bairnco's
       	Quarterly Report on Form 10-Q for the quarterly period ended
       	April 1, 1995.
aa. Calculation of Primary and Fully Diluted Earnings per Share for the years ended December 31, 1995, 1994 and 1993.
        Exhibit 11 filed herewith.
ab.     1994 Annual Report to Stockholders.
       	Exhibit 13 filed herewith.
ac.     Subsidiaries of the Registrant.
       	Exhibit 21 filed herewith.
ad.     Consent of Independent Certified Public Accountants.
       	Exhibit 23 filed herewith.
ae.     Financial Data Schedules.
       	Exhibit 27 filed herewith (electronic filing only).
af. Form 11-K Re: Bairnco Corporation 401(k) Savings Plan and Trust for the fiscal year ended December 31, 1995.
       	Exhibit 99 filed herewith.