Form 10-Q
period 1996-03-30
BAIRNCO CORP /DE/
filed 1996-05-10
CIK 350750

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q
(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 30, 1996
                                     or

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

9,848,934 shares of Common Stock Outstanding as of April 26, 1996.




PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS


                    BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
         FOR THE QUARTERS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                               (Unaudited)


                                       1996              1995

Net sales                              $ 38,094,000      $ 38,523,000
  Cost of sales                          24,656,000        24,794,000
Gross profit                             13,438,000        13,729,000
  Selling and administrative expenses     9,621,000        10,132,000
Operating profit                          3,817,000         3,597,000
  Interest expense, net                     415,000           547,000
Income before income taxes                3,402,000         3,050,000
  Provision for income taxes              1,293,000         1,159,000
Net Income                             $  2,109,000      $  1,891,000

Primary and fully diluted earnings
  per share of common stock (Note 2)   $       0.21      $       0.18

Dividends per share of common stock    $       0.05      $       0.05


The accompanying notes are an integral part of these financial statements.




                    BAIRNCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 30, 1996 AND DECEMBER 31, 1995
                                (Unaudited)

                                      1996               1995
ASSETS
Current assets:
Cash and cash equivalents             $  1,042,000       $    608,000
Accounts receivable, less allowances
  of $801,000 and $763,000,
  respectively                          23,748,000         21,472,000
Inventories (Note 3)                    24,066,000         23,736,000
Deferred income taxes                    3,396,000          3,396,000
Other current assets                     2,364,000          2,130,000
     Total current assets               54,616,000         51,342,000

Plant and equipment, at cost            80,224,000         77,792,000
Less - Accumulated depreciation and
  amortization                         (44,652,000)       (43,343,000)
    Plant and equipment, net            35,572,000         34,449,000
Cost in excess of net assets of
  purchased businesses                   8,083,000          8,152,000
Other assets                             4,099,000          4,253,000
                                      $102,370,000       $ 98,196,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                       $  4,561,000       $  3,156,000
Current maturities of long-term debt       186,000            186,000
Accounts payable                         7,599,000          7,885,000
Accrued expenses (Note 4)               12,451,000         11,765,000
     Total current liabilities          24,797,000         22,992,000

Long-term debt                          24,084,000         21,236,000
Deferred income taxes                    3,214,000          3,215,000
Other liabilities                        2,919,000          2,729,000
Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized,
    none issued                                --                 --
  Common stock, par value $.01,
    30,000,000 shares authorized,
    11,121,999 and 11,062,499 shares
    issued, respectively                   111,000            111,000
  Paid-in capital                       50,996,000         50,833,000
  Retained earnings                     11,083,000          9,460,000
  Treasury stock, at cost, 1,287,065
    and 938,065 shares, respectively   (14,834,000)       (12,380,000)
     Total stockholders' investment     47,356,000         48,024,000
                                      $102,370,000       $ 98,196,000

The accompanying notes are an integral part of these financial statements.


                      BAIRNCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTERS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                                 (Unaudited)

                                          1996             1995
Cash Flows from Operating Activities:
  Net income                              $ 2,109,000      $ 1,891,000
  Adjustments to reconcile to net cash
   provided by operating activities:
     Depreciation and amortization          1,701,000        1,728,000
     (Gain) loss on disposal of plant
      and equipment                            (2,000)         186,000
     Deferred income taxes                     (1,000)           6,000
     Change in operating assets and
      liabilities:
        (Increase) in accounts receivable  (2,276,000)      (3,710,000)
        (Increase) in inventories            (330,000)      (1,679,000)
        (Increase) decrease in other
         current assets                      (234,000)         442,000
        (Decrease) increase in accounts
         payable                             (286,000)         996,000
        Increase in accrued expenses          686,000          619,000
  Cash provided by discontinued operations        --           549,000
  Other                                       259,000          352,000
          Net cash provided by operating
            activities                      1,626,000        1,380,000

Cash Flows from Investing Activities:
  Capital expenditures                     (2,847,000)      (1,045,000)
  Proceeds from collection on notes
   receivable                                  82,000              --
  Proceeds from sales of plant and
   equipment                                   19,000           81,000
          Net cash (used in) investing
            activities                     (2,746,000)        (964,000)

Cash Flows from Financing Activities:
  Net borrowings (repayments) of external
   debt                                     3,892,000         (636,000)
  Payment of dividends                       (487,000)        (525,000)
  Purchase of treasury stock               (2,454,000)             --
  Exercise of stock options                   302,000              --
          Net cash provided by (used in)
            financing activities            1,253,000       (1,161,000)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents         301,000          460,000

Net increase (decrease) in cash and
 cash equivalents                             434,000         (285,000)
Cash and cash equivalents, beginning
 of period                                    608,000        1,478,000
Cash and cash equivalents, end of period  $ 1,042,000      $ 1,193,000


The accompanying notes are an integral part of these financial statements.



                    BAIRNCO CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 30, 1996
                                (Unaudited)


(1)     Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter ended March 30, 1996, are not necessarily indicative of the results of operations for the full year.


(2)     Earnings per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                       First Quarter
                     1996         1995
  Primary         10,069,000   10,500,000
  Fully Diluted   10,069,000   10,500,000

Primary and fully diluted earnings per share include all common stock equivalents. A statement regarding computation of per share earnings is included as Exhibit 11 to this Quarterly Report on Form 10-Q.


(3)     Inventories

Inventories consisted of the following as of March 30, 1996 and December 31, 1995:

                                         1996           1995

    Raw materials and supplies      $  4,703,000   $  4,651,000
    Work in process                    4,995,000      5,451,000
    Finished goods                    14,368,000     13,634,000
         Total inventories          $ 24,066,000   $ 23,736,000


(4)     Accrued Expenses

Accrued expenses consisted of the following as of March 30, 1996 and December 31, 1995:

                                         1996            1995

    Salaries and wages              $  1,842,000    $  2,312,000
    Income taxes                       1,343,000         360,000
    Insurance                          1,768,000       2,026,000
    Litigation                         1,902,000       1,942,000
    Other accrued expenses             5,596,000       5,125,000
         Total accrued expenses     $ 12,451,000    $ 11,765,000


(5)     Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal
Proceedings") of this filing.




Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1995.

Bairnco Corporation is a diversified multinational company that operates two distinct businesses under the names Arlon and Kasco.

Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on a common technology in coating, laminating and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.

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


Comparison of First Quarter 1996 to First Quarter 1995

Sales in the first quarter 1996 decreased $429,000 or 1.1% to $38,094,000 from $38,523,000 in 1995. The decrease in the first quarter sales was attributable to a 9.9% decline in Kasco's sales. Arlon sales increased 3.6% as the growing telecommunications and graphics markets offset the decline in demand from the semiconductor and computer markets.

Gross profit decreased 2.1% to $13,438,000 from $13,729,000. The decrease is attributable to lower sales and profit margin declines in major product lines. The gross profit margin as a percent of sales decreased from 35.6% to 35.3%. The profit margin declines are due to the continuing increase in Arlon's lower margin commercial business and a shifting product mix in the graphics markets. Kasco's gross profit and gross profit margin as a percent of sales both showed improvement as the divisions continued to focus on the core business.

Selling and administrative expenses decreased 5.0% to $9,621,000 from $10,132,000. As a percent of sales, selling and administrative expenses decreased to 25.3% from 26.3%. These decreases resulted primarily from a $400,000 reduction in Kasco's North American operations' selling expenses as the divisions continued to focus on the core business.

Interest expense decreased $132,000 to $415,000 for the first quarter from $547,000 last year. This decrease was the result of combined lower interest rates and lower average borrowings.

The effective tax rate for both the first quarter of 1996 and 1995 was 38%. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 11.5% to $2,109,000 as compared to $1,891,000 in the first quarter 1995. First quarter earnings of $.21 per share were up 16.7% from last year as a result of improved earnings and a reduced number of shares outstanding.


Liquidity and Capital Resources

At March 30, 1996, Bairnco had working capital of $29.8 million compared to $28.4 million at December 31, 1995. The increase in accounts receivable relates to the increased sales activity during the first quarter of 1996 over that of the fourth quarter 1995. The increase in accrued expenses is primarily due to the increase in accrued income taxes resulting from the first quarter 1996 earnings.

During the first quarter the Corporation repurchased an additional 349,000 shares of common stock. This completed the program to repurchase $5,000,000 of Bairnco's common stock authorized by the Board in the first quarter of last year. A total of 835,200 shares were repurchased during the last twelve months.

At March 30, 1996, Bairnco's total debt outstanding was $28,831,000 compared to $24,578,000 at the end of 1995. This increase was primarily due to the stock repurchases made during the first quarter and the acquisition of a small silicone product line that will be integrated with Bairnco's current silicone materials business at Arlon's Bear, Delaware facility. At March 30, 1996, approximately $20.3 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended April 18, 1995. In addition, approximately $4.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $2,847,000 of capital expenditures during the first quarter 1996. Total capital expenditures in 1996 are now expected to be approximately $14.9 million which includes approximately $1.8 million related to the small silicone product line acquisition.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1996.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II,
Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 30, 1996.



The Corporation has discontinued the property and business interruption insurance for earthquake damage in California and became self-insured for these exposures in mid-March 1996. The cost of this insurance had continued to escalate and the loss deductibles that the Corporation would have had to retain under the available policies were significant.

Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position. Although the economy and many of Bairnco's markets have weakened or are showing lower growth, it is to expected that 1996 will be another year of continued improvement.





PART II - OTHER INFORMATION


Item 1: LEGAL PROCEEDINGS

Since its announcement in January 1990 of its intention to spin-off Keene Corporation ("Keene"), Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993, Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which were consolidated in the United States District Court for the Southern District of New York, were subsequently stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.

On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. On May 5, 1995, the Bankruptcy Court overseeing the reorganization of Keene entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit of claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spin-offs of certain subsidiaries, including Keene, by Bairnco. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco and others alleging that the transfers of assets by Keene were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages. Bairnco and other defendants in the adversary proceeding have entered into a stipulation, which has been approved by the Bankruptcy Court, that calls for the adversary proceeding to be litigated in the United States District Court for the Southern District of New York following the confirmation of Keene's plan of reorganization. In the meantime, no answers or responsive pleadings have been filed in the adversary proceeding, and all proceedings have been stayed.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York, in which Keene seeks exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL's"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco. (After filing this action, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the dispute by the Bankruptcy Court, any refunds actually received are to be placed in escrow. Through March 30, 1996, approximately $28.5 million of refunds had been received and placed in escrow. By stipulation, which has been approved by the Bankruptcy Court, Bairnco and the Creditors' Committee have agreed to stay the NOL lawsuit without date pending confirmation of Keene's plan of reorganization (see below). There can be no assurance whatsoever that resolution of the dispute with Keene will result in the release of any portion of the refunds to Bairnco.

The Internal Revenue Service has taken the position that the NOL refunds, which are issued on a provisional basis, ultimately might be disapproved or reduced by the congressional Joint Committee on Taxation and in that event would have to be returned to the government in whole or in part. There can be no assurance that the NOL refunds ultimately will be approved.

On March 11, 1996, Keene began soliciting votes to accept or reject its proposed plan of reorganization. The deadline for receipt of votes is May 14, 1996, and a confirmation hearing is scheduled in the Bankruptcy Court for June 12, 1996. There can be no assurance that the plan will be approved.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 30, 1996.




Item 2: OTHER INFORMATION

None.


Item 3: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Maitland, Florida on April 19, 1996. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 1996 fiscal year and elected all nominees to the Board of Directors.


Item 4: EXHIBITS

Exhibit 11: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended March 30, 1996 and April 1, 1995.










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


                                       BAIRNCO CORPORATION
                                          (Registrant)




                                       /s/ J. Robert Wilkinson
                                       J. Robert Wilkinson
                                       Vice President Finance and Treasurer
                                       (Chief Financial Officer)

DATE:  May 10, 1996







                                  EXHIBITS

                                TO FORM 10-Q

                             FOR QUARTER ENDED

                              March 30, 1996