Form 10-Q
period 1996-06-29
BAIRNCO CORP /DE/
filed 1996-08-08
CIK 350750

UNITED STATES
                			SECURITIES AND EXCHANGE COMMISSION
                      				Washington, DC 20549

                      				     FORM 10-Q
(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	For the quarterly period ended June 29, 1996
                             or

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

9,775,334 shares of Common Stock Outstanding as of July 26, 1996.




PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                       BAIRNCO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE QUARTERS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                    (Unaudited)

                                             1996            1995
Net sales                                    $ 37,323,000    $ 38,309,000
  Cost of sales                                24,067,000      24,462,000
Gross profit                                   13,256,000      13,847,000
  Selling and administrative expenses           9,276,000       9,980,000
Operating profit                                3,980,000       3,867,000
  Interest expense, net                           433,000         527,000
Income before income taxes                      3,547,000       3,340,000
  Provision for income taxes                    1,348,000       1,269,000
Net Income                                   $  2,199,000    $  2,071,000

Primary and fully diluted earnings per
  share of common stock (Note 2)             $       0.22    $       0.20

Dividends per share of common stock          $       0.05    $       0.05





The accompanying notes are an integral part of these financial statements.


                    BAIRNCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                (Unaudited)

                                             1996            1995
Net sales                                    $ 75,417,000    $ 76,832,000
  Cost of sales                                48,723,000      49,256,000
Gross profit                                   26,694,000      27,576,000
  Selling and administrative expenses          18,897,000      20,112,000
Operating profit                                7,797,000       7,464,000
  Interest expense, net                           848,000       1,074,000
Income before income taxes                      6,949,000       6,390,000
  Provision for income taxes                    2,641,000       2,428,000
Net Income                                   $  4,308,000    $  3,962,000

Primary and fully diluted earnings per
  share of common stock (Note 2)             $       0.43    $       0.38

Dividends per share of common stock          $       0.10    $       0.10






The accompanying notes are an integral part of these financial statements.

                   BAIRNCO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               AS OF JUNE 29, 1996 AND DECEMBER 31, 1995
                                            (Unaudited)
                                            1996            1995
ASSETS
Current assets:
Cash and cash equivalents                   $    789,000    $    608,000
Accounts receivable, less allowances of
  $850,000 and $763,000, respectively         23,661,000      21,472,000
Inventories (Note 3)                          23,322,000      23,736,000
Deferred income taxes                          3,396,000       3,396,000
Other current assets                           2,580,000       2,130,000
      Total current assets                    53,748,000      51,342,000

Plant and equipment, at cost                  82,914,000      77,792,000
Less - Accumulated depreciation and
  amortization                               (45,930,000)    (43,343,000)
    Plant and equipment, net                  36,984,000      34,449,000
Cost in excess of net assets of purchased
  businesses                                   8,008,000       8,152,000
Other assets                                   3,621,000       4,253,000
                                            $102,361,000    $ 98,196,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                             $  4,506,000    $  3,156,000
Current maturities of long-term debt             185,000         186,000
Accounts payable                               8,234,000       7,885,000
Accrued expenses (Note 4)                     11,423,000      11,765,000
      Total current liabilities               24,348,000      22,992,000

Long-term debt                                23,415,000      21,236,000
Deferred income taxes                          3,216,000       3,215,000
Other liabilities                              2,589,000       2,729,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
    shares authorized, none issued                   --              --
  Common stock, par value $.01, 30,000,000
    shares authorized, 11,134,499 and
    11,062,499 shares issued, respectively       111,000         111,000
  Paid-in capital                             50,991,000      50,833,000
  Retained earnings                           12,783,000       9,460,000
  Treasury stock, at cost, 1,322,365 and
    938,065 shares, respectively             (15,092,000)    (12,380,000)
      Total stockholders' investment          48,793,000      48,024,000
                                            $102,361,000    $ 98,196,000

The accompanying notes are an integral part of these financial statements.

                    BAIRNCO CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                 (Unaudited)

                                                  1996         1995
Cash Flows from Operating Activities:
  Net income                                      $ 4,308,000  $ 3,962,000
  Adjustments to reconcile to net cash provided
    by operating activities:
      Depreciation and amortization                 3,333,000    3,421,000
      Loss on disposal of plant and equipment          31,000      188,000
      Deferred income taxes                             1,000       16,000
      Change in operating assets and liabilities:
        (Increase) in accounts receivable          (2,189,000)  (3,304,000)
        Decrease (increase) in inventories            414,000   (4,082,000)
        (Increase) decrease in other current assets  (450,000)   3,143,000
        Increase in accounts payable                  349,000      592,000
        (Decrease) increase in accrued expenses      (342,000)   1,904,000
  Cash provided by discontinued operations                --        70,000
  Other                                               119,000      277,000
      Net cash provided by operating activities     5,574,000    6,187,000

Cash Flows from Investing Activities:
  Capital expenditures                             (5,899,000)  (2,784,000)
  Proceeds from collection on notes receivable        366,000          --
  Proceeds from sales of plant and equipment           43,000      105,000
      Net cash (used in) investing activities      (5,490,000)  (2,679,000)

Cash Flows from Financing Activities:
  Net borrowings (repayments) of external debt      3,243,000   (3,861,000)
  Payment of dividends                               (979,000)  (1,050,000)
  Purchase of treasury stock                       (2,712,000)         --
  Exercise of stock options                           369,000          --
      Net cash (used in) financing activities         (79,000)  (4,911,000)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                        176,000      452,000

Net increase (decrease) in cash and cash
  equivalents                                         181,000     (951,000)
Cash and cash equivalents, beginning of period        608,000    1,478,000
Cash and cash equivalents, end of period          $   789,000  $   527,000




The accompanying notes are an integral part of these financial statements.


                     BAIRNCO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 29, 1996
                                 (Unaudited)


(1)     Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and six months ended June 29, 1996, are not necessarily indicative of the results of operations for the full year.

(2)    Earnings per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:


                           Second Quarter          First Six Months
                          1996        1995         1996        1995
Primary                9,975,000  10,500,000    10,020,000  10,500,000
Fully Diluted          9,982,000  10,500,000    10,038,000  10,500,000

Primary and fully diluted earnings per share include all common stock equivalents. Statements regarding the computation of earnings per share for the quarters and six month periods ended June 29, 1996 and July 1, 1995 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(3)     Inventories

Inventories consisted of the following as of June 29, 1996 and December 31, 1995:

                                      1996            1995

Raw materials and supplies       $  4,985,000    $  4,651,000
Work in process                     4,988,000       5,451,000
Finished goods                     13,349,000      13,634,000
    Total inventories            $ 23,322,000    $ 23,736,000


(4)     Accrued Expenses

Accrued expenses consisted of the following as of June 29, 1996 and December 31, 1995:

                                      1996            1995

Salaries and wages               $  1,862,000    $  2,312,000
Income taxes                          287,000         360,000
Insurance                           1,855,000       2,026,000
Litigation                          1,964,000       1,942,000
Other accrued expenses              5,455,000       5,125,000
    Total accrued expenses       $ 11,423,000    $ 11,765,000


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


Comparison of Second Quarter 1996 to Second Quarter 1995

Sales in the second quarter 1996 were $37,323,000, a decrease of 2.6% from $38,309,000 in 1995. Increased sales to the graphics and insulation markets were more than offset by lower Kasco exports and equipment sales in France. Also, sales to the electronics markets were lower during the second quarter due to inventory corrections made by customers in the electronics industry.

Gross profit decreased 4.3% to $13,256,000 from $13,847,000. The gross profit margin as a percent of sales decreased from 36.1% to 35.5%. The decrease is attributable to lower sales, a continuing mix shift to lower margin commercial electronics markets, and volume declines at plants serving the electronic markets.

Continuing programs to improve operating efficiencies more than offset the decline in gross profit. Selling and administrative expenses improved 7.1% to $9,276,000 from $9,980,000 primarily as the result of the ongoing impact of programs to make Kasco a more cost effective enterprise. As a percent of sales, selling and administrative expenses were reduced to 24.9% from 26.1%.

Interest expense was reduced $94,000 to $433,000 for the second quarter from $527,000 last year. This reduction was the result of combined lower interest rates and lower average borrowings in the quarter.

The effective tax rate for both the second quarter of 1996 and 1995 was 38%. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 6.2% to $2,199,000 as compared to $2,071,000 in the second quarter of 1995. Earnings per share increased 10% to $.22 from $.20 as a result of the increased net income and the reduced number of shares outstanding.


Comparison of First Six Months 1996 to First Six Months 1995

Sales for the first half of 1996 were $75,417,000, a decrease of 1.8% from $76,832,000 in 1995. The decrease in sales was attributable to a 9.7% decline in Kasco's sales. Arlon's sales increased 2.3% over the same period as the growing insulation and graphics markets offset the declines in demand from the electronics markets.

Gross profit decreased $882,000, or 3.2% in 1996, from $27,576,000 in the first half of 1995. The gross profit margin as a percent of sales decreased from 35.9% to 35.4%. The profit margin declines are primarily attributable to the continuing increase in Arlon's lower margin commercial electronics business and reduced volumes at the plants serving the electronics markets. Kasco's gross profit margin as a percent of sales improved during 1996 as the divisions continued to focus on the core business.

Selling and administrative expenses decreased 6.0% to $18,897,000 from $20,112,000. As a percent of sales, selling and administrative expenses decreased to 25.1% from 26.2%, the result of the ongoing impact of programs to make Kasco a more cost effective enterprise.

Interest expense decreased $226,000 from the first half of 1995. This reduction was the result of combined lower interest rates and lower average borrowings in the first half of 1996.

The effective tax rate for both the first half of 1996 and 1995 was 38%. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 8.7% to $4,308,000 as compared to $3,962,000 in the first half of 1995. Earnings per share increased 13.2% to $.43 from $.38 as a result of increased net income and fewer average shares outstanding.


Liquidity and Capital Resources

On April 30, 1996 Bairnco's secured reducing revolving credit agreement with a consortium of four banks led by Bank of America, Illinois, and including, SunTrust Bank, NBD Bank and First Union Bank of Florida, was amended. The amended agreement permits Bairnco to repurchase up to $10.0 million of its common stock.

At June 29, 1996, Bairnco had working capital of $29.4 million compared to $28.4 million at December 31, 1995. The increase in accounts receivable relates to the increased sales activity during the second quarter of 1996 over that of the fourth quarter 1995 and the increase in export business which has longer payment terms.

During the second quarter the Board of Directors authorized the repurchase of an additional $5,000,000 of the Corporation's common stock pursuant to which 35,300 shares of common stock have been repurchased. A total of 384,300 shares of the Corporation's common stock have been repurchased during the six months ended June 29, 1996.

At June 29, 1996, Bairnco's total debt outstanding was $28,106,000 compared to $24,578,000 at the end of 1995. This increase was primarily due to the stock repurchases and the first quarter acquisition of a small silicone product line. At June 29, 1996 approximately $20.6 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $4.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $3.1 million of capital expenditures during the second quarter of 1996 bringing the total capital expenditures for the six months ended June 29, 1996 to $5,899,000. Total capital expenditures in 1996 are now expected to be approximately $13.8 million which includes approximately $2.5 million related to the small silicone product line acquisition.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1996.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 29, 1996.


Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position. Although the economy and a number of Bairnco's served markets were soft during the second quarter, it is expected that 1996 will be another year of continued improvement.





PART II - OTHER INFORMATION


Item 1: LEGAL PROCEEDINGS

Since its announcement in January 1990 of its intention to spin off Keene Corporation ("Keene"), Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. In 1993, Bairnco and certain of its present and former officers and directors were also named as defendants in two purported class actions in which the same types of claims were made. Both of these purported class actions, which were consolidated in the United States District Court for the Southern District of New York, subsequently were stayed by order of the Bankruptcy Court for the Southern District of New York, as described in the following paragraph.

On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. The filing and certain subsequent proceedings led to a stay of the asbestos-related individual and class actions referred to above. On May 5, 1995, the Bankruptcy Court overseeing the reorganization of Keene entered an order allowing the Creditors' Committee to assume from Keene responsibility for the pursuit of claims arising out of the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spin-offs of certain subsidiaries, including Keene, by Bairnco. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco and others alleging that the transfers of assets by Keene were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages (the "Transactions Lawsuit"). The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which compensatory damages are trebled. Pending the confirmation of Keene's plan of reorganization, no answers or responsive pleadings have been filed in the Transactions Lawsuit.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York, in which Keene seeks exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL's"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the dispute by the Bankruptcy Court, any refunds actually received are to be placed in escrow. Through March 30, 1996, approximately $28.5 million of refunds had been received and placed in escrow. By stipulation, which has been approved by the Bankruptcy Court, Bairnco and the Creditors' Committee, the NOL Lawsuit was stayed pending confirmation of Keene's plan of reorganization (see below). There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the refunds to Bairnco.

The IRS has taken the position that the NOL refunds, which are issued on a provisional basis, ultimately might be disapproved or reduced by the congressional Joint Committee on Taxation and in that event would have to be returned to the government in whole or in part. There can be no assurance that the NOL refunds ultimately will be approved.

Keene's plan of reorganization was submitted to creditors for approval, and was approved by the requisite majorities. On June 12, 1996 the Bankruptcy Court and the United States District Court for the Southern District of New York (the "District Court") entered orders approving the plan. The plan became effective on July 31, 1996.

The plan, as approved, creates a Creditors Trust that has succeeded to all of Keene's asbestos liabilities, and also has succeeded to the right to prosecute both the Transactions Lawsuit and the NOL Lawsuit. The plan also includes a permanent injunction under which only the Creditors Trust, and no other entity, can sue Bairnco in connection with the claims asserted in the Transactions Lawsuit. Prior to confirmation, Bairnco and other defendants in the Transactions Lawsuit had entered into a stipulation (the "Transactions Stipulation") that calls for the Transactions Lawsuit to be litigated in the District Court. The anticipated effect of these various provisions is that all claims and claimants against Bairnco that relate to Keene's asbestos liabilities should be consolidated for a single, binding resolution in the Transactions Lawsuit in the District Court.

The Transactions Stipulation also stayed the Transactions Lawsuit until after confirmation. Prior to confirmation, Bairnco and the Creditors Committee also entered into a stipulation that stayed the NOL lawsuit until after confirmation.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 29, 1996.




Item 2: OTHER INFORMATION

None.


Item 3: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4: EXHIBITS

Exhibit 4: Amendment dated as of April 30, 1996 to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, Illinois (formerly Continental Bank N.A.), as the Agent for Lenders, which is incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

Exhibit 11.1: Calculation of Primary and Fully Diluted Earnings per Share for the Quarters ended June 29, 1996 and July 1, 1995.

Exhibit 11.2: Calculation of Primary and Fully Diluted Earnings per Share for the Six Months ended June 29, 1996 and July 1, 1995.







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



                                        BAIRNCO CORPORATION
                                            (Registrant)






                                        /s/ J. Robert Wilkinson
                                        J. Robert Wilkinson
                                        Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  August 8, 1996







                                    EXHIBITS
                                  TO FORM 10-Q
                               FOR QUARTER ENDED
                                 June 29, 1996