Form 10-Q
period 1996-09-28
BAIRNCO CORP /DE/
filed 1996-11-08
CIK 350750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996 or

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

9,619,834 shares of Common Stock Outstanding as of October 25, 1996.



PART I - FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
(Unaudited)

                                         1996            1995
Net sales                                $ 36,152,000    $ 37,386,000
 Cost of sales                             23,645,000      24,511,000
Gross profit                               12,507,000      12,875,000
 Selling and administrative expenses        8,965,000       9,292,000
Operating profit                            3,542,000       3,583,000
 Interest expense, net                        417,000         479,000
Income before income taxes                  3,125,000       3,104,000
 Provision for income taxes                 1,187,000       1,211,000
Net Income                               $  1,938,000    $  1,893,000

Primary and fully diluted earnings per share of
 common stock  (Note 2)                  $       0.20    $       0.18

Dividends per share of common stock      $       0.05    $       0.05





The accompanying notes are an integral part of these financial statements.



BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
(Unaudited)

                                         1996            1995
Net sales                                $111,569,000    $114,218,000
 Cost of sales                             72,368,000      73,767,000
Gross profit                               39,201,000      40,451,000
 Selling and administrative expenses       27,862,000      29,404,000
Operating profit                           11,339,000      11,047,000
 Interest expense, net                      1,265,000       1,553,000
Income before income taxes                 10,074,000       9,494,000
 Provision for income taxes                 3,828,000       3,639,000
Net Income                               $  6,246,000    $  5,855,000

Primary and fully diluted earnings per share of
 common stock  (Note 2)                  $       0.63    $       0.56

Dividends per share of common stock      $       0.15    $       0.15





The accompanying notes are an integral part of these financial statements.



BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 1996 AND DECEMBER 31, 1995
(Unaudited)
                                         1996            1995
ASSETS
Current assets:
Cash and cash equivalents                $    626,000    $    608,000
Accounts receivable, less allowances of
 $901,000 and $763,000, respectively       23,006,000      21,472,000
Inventories (Note 3)                       24,137,000      23,736,000
Deferred income taxes                       3,395,000       3,396,000
Other current assets                        3,194,000       2,130,000
      Total current assets                 54,358,000      51,342,000

Plant and equipment, at cost               84,441,000      77,792,000
Less - Accumulated depreciation and
 amortization                             (46,704,000)    (43,343,000)
  Plant and equipment, net                 37,737,000      34,449,000
Cost in excess of net assets of
 purchased businesses                       7,972,000       8,152,000
Other assets                                4,226,000       4,253,000
                                         $104,293,000    $ 98,196,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                          $  5,421,000    $  3,156,000
Current maturities of long-term debt          185,000         186,000
Accounts payable                            8,148,000       7,885,000
Accrued expenses (Note 4)                  11,447,000      11,765,000
      Total current liabilities            25,201,000      22,992,000

Long-term debt                             24,302,000      21,236,000
Deferred income taxes                       3,217,000       3,215,000
Other liabilities                           2,590,000       2,729,000
Stockholders' Investment:
 Preferred stock, par value $.01,
  5,000,000 shares authorized, none
  issued                                          --              --
 Common stock, par value $.01, 30,000,000
  shares authorized, 11,135,499 and
  11,062,499 shares issued, respectively      111,000         111,000
 Paid-in capital                           50,988,000      50,833,000
 Retained earnings                         14,240,000       9,460,000
 Treasury stock, at cost, 1,514,665 and
  938,065 shares, respectively            (16,356,000)    (12,380,000)
      Total stockholders' investment       48,983,000      48,024,000
                                         $104,293,000    $ 98,196,000





The accompanying notes are an integral part of these financial statements.




BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
(Unaudited)
                                         1996            1995
Cash Flows from Operating Activities:
 Net Income                              $ 6,246,000     $ 5,855,000
 Adjustment to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization           5,005,000       4,939,000
   Loss on disposal of plant and equipment    37,000         196,000
   Deferred income taxes                       3,000        (741,000)
   Change in operating assets and
    liabilities:
     (Increase) in accounts receivable    (1,534,000)     (2,637,000)
     (Increase) in inventories              (401,000)     (4,413,000)
     (Increase) decrease in other current
      assets                              (1,064,000)      3,316,000
     Increase (decrease) in accounts
      payable                                263,000      (1,113,000)
     (Decrease) increase in accrued
      expenses                              (318,000)      2,777,000
 Cash provided by discontinued operations        --           70,000
 Other                                      (745,000)        427,000
      Net cash provided by operating
       activities                          7,492,000       8,676,000

Cash Flows from Investing Activities:
 Capital Expenditures                     (8,296,000)     (3,746,000)
 Proceeds from collection on notes
  receivable                                 620,000             --
 Proceeds from sales of plant and
  equipment                                   67,000         160,000
      Net cash (used in) investing
       activities                         (7,609,000)     (3,586,000)

Cash Flows from Financing Activities:
 Net borrowings (repayments) of external
  debt                                     4,947,000      (4,000,000)
 Payment of dividends                     (1,466,000)     (1,576,000)
 Purchase of treasury stock               (3,976,000)       (607,000)
 Exercise of stock options                   372,000         102,000
      Net cash (used in) financing
       activities                           (123,000)     (6,081,000)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents        258,000         429,000

Net increase (decrease) in cash and cash
 equivalents                                  18,000        (562,000)
Cash and cash equivalents, beginning
 of period                                   608,000       1,478,000
Cash and cash equivalents, end of
 period                                  $   626,000     $   916,000





The accompanying notes are an integral part of these financial statements.





BAIRNCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 1996
(Unaudited)


(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The unaudited financial information included herein reflects all adjustments of a normal recurring nature which the Corporation's management considers necessary for a fair summarized presentation of the consolidated financial statements included in this Form 10-Q filing. The consolidated results of operations for the quarter and nine months ended September 28, 1996, are not necessarily indicative of the results of operations for the full year.

(2) Earnings per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the periods as follows:

                      Third Quarter          First Nine Months
                    1996         1995        1996         1995
Primary           9,829,000   10,474,367   9,955,000   10,492,388
Fully Diluted     9,829,000   10,474,974   9,955,000   10,494,956

Primary and fully diluted earnings per share include all common stock equivalents. Statements regarding the computation of earnings per share for the quarters and nine month periods ended September 28, 1996 and September 30, 1995 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


(3) Inventories

Inventories consisted of the following as of September 28, 1996 and December 31, 1995:
                                       1996          1995
      Raw materials and supplies   $ 4,630,000   $ 4,651,000
      Work in process                5,276,000     5,451,000
      Finished goods                14,231,000    13,634,000
         Total inventories         $24,137,000   $23,736,000


(4) Accrued Expenses

Accrued expenses consisted of the following as of September 28, 1996 and December 31, 1995:
                                       1996          1995
       Salaries and wages          $ 2,257,000   $ 2,312,000
       Income taxes                    199,000       360,000
       Insurance                     1,840,000     2,026,000
       Litigation                    1,861,000     1,942,000
       Other accrued expenses        5,290,000     5,125,000
         Total accrued expenses    $11,447,000   $11,765,000


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


Comparison of Third Quarter 1996 to Third Quarter 1995

Sales in the third quarter 1996 were $36,152,000, a decrease of 3.3% from $37,386,000 in 1995. Increased sales to the graphics and electrical insulation markets were more than offset by lower Kasco exports and equipment sales in France. As in the second quarter, sales to the electronics markets were lower during the third quarter due to inventory corrections made by customers in the electronics industry. However, sales to these markets improved over the second quarter indicating that the inventory correction is abating.

Gross profit decreased 2.9% to $12,507,000 from $12,875,000 primarily due to reduced sales and attendant lower gross profit from the severe negative impact of the "Mad Cow" disease on meat consumption and the meat industry in Europe. The gross profit margin as a percent of sales increased from 34.4% to 34.6%. The increase is primarily attributable to increased sales of higher margin high performance microwave materials and improved manufacturing efficiencies at plants serving the graphics markets.

Selling and administrative expenses decreased 3.5% to $8,965,000 from $9,292,000 primarily as a result of the ongoing impact of programs to make Kasco a more cost effective enterprise. As a percent of sales, selling and administrative expenses were reduced to 24.8% from 24.9%.

Interest expense was reduced $62,000 to $417,000 for the third quarter from $479,000 last year. This reduction was the result of combined lower interest rates and lower average borrowings in the quarter.

The effective tax rate for the third quarter of 1996 was 38% versus 39% for the third quarter of 1995. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 2.4% to $1,938,000 as compared to $1,893,000 in the third quarter of 1995. Earnings per share increased 11.1% to $.20 from $.18 as a result of the increased net income and the reduced number of shares outstanding.


Comparison of First Nine Months 1996 to First Nine Months 1995

Sales for the first nine months of 1996 were $111,569,000, a decrease of 2.3% from $114,218,000 in 1995. The decrease in sales was attributable to a 9.2% decline in Kasco's sales representing lower Kasco exports and equipment sales in France. Arlon's sales increased 1.2% over the same period as growth in the graphics and electrical insulation markets offset the declines in demand from the electronics markets.

Gross profit decreased $1,250,000, or 3.1% in 1996, from $40,451,000 in the first nine months of 1995 primarily due to reduced sales and attendant lower gross profit from the severe negative impact of the "Mad Cow" disease on meat consumption and the meat industry in Europe. The gross profit margin as a percent of sales decreased from 35.4% to 35.1%. Despite the improved gross profit margin as a percent of sales in the third quarter, declines in first nine months 1996 versus 1995 continued as increases in Arlon's lower margin commercial electronics business and reduced volumes at the plants serving the electronics markets offset the increased sales of higher margin high performance microwave materials. For the first nine months of 1996, Kasco's gross profit margin as a percent of sales are relatively unchanged from 1995.

Selling and administrative expenses decreased 5.2% to $27,862,000 from $29,404,000. As a percent of sales, selling and administrative expenses decreased to 25.0% from 25.7%, the result of the ongoing impact of programs to make Kasco a more cost effective enterprise.

Interest expense decreased $288,000 from the first nine months of 1995. This reduction was the result of combined lower interest rates and lower average borrowings in the first nine months of 1996.

The effective tax rate for the first nine months of 1996 was 38% versus 38.3% for the first nine months of 1995. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 6.7% to $6,246,000 as compared to $5,855,000 in the first nine months of 1995. Earnings per share increased 12.5% to $.63 from $.56 as a result of increased net income and fewer average shares outstanding.


Liquidity and Capital Resources

At September 28, 1996, Bairnco had working capital of $29.2 million compared to $28.4 million at December 31, 1995. The increase in accounts receivable relates to the increase in export business which has longer payment terms. Other current assets increased as a result of an overpayment of estimated federal income taxes for the third quarter 1996.

During the third quarter Bairnco repurchased 192,300 shares of the Corporation's common stock at a total cost of $1,264,000. Through September 28, a total of 576,600 shares have been repurchased in 1996.

At September 28, 1996, Bairnco's total debt outstanding was $29,908,000 compared to $24,578,000 at the end of 1995. This increase was primarily due to the stock repurchases and the first quarter acquisition of a small silicone product line. At September 28, 1996 approximately $19.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $3.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $2.4 million of capital expenditures during the third quarter of 1996 bringing the total capital expenditures for the nine months ended September 28, 1996 to $8,296,000. Total capital expenditures in 1996 are now expected to be approximately $11.5 million which includes approximately $2.5 million related to the small silicone product line acquisition.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1996.


Management

Effective October 1, 1996, Jeff Berresford was appointed President of Kasco Corporation. Mr. Berresford was previously Vice President of Marketing for the Food and Beverage Division of Ecolab, Inc.

Effective October 14, 1996, Elmer Pruim was appointed President of Arlon's Adhesives and Films Division. Mr. Pruim has previously served as Bairnco's Controller since August 1994 and was Acting President of Kasco North America from September 1995 to September 1996.

Effective October 21, 1996, Linda Metcalf was appointed Vice President Administration and Secretary of Bairnco. Mrs. Metcalf was previously Managing Director of Human Resources at CBIS.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 28, 1996.


Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position. Although several of Bairnco's served markets continued to be soft during the third quarter, it is expected that 1996 will be another year of continued improvement.




PART II - OTHER INFORMATION


Item 1:	LEGAL PROCEEDINGS

Since its announcement in January 1990 of its intention to spin off Keene Corporation ("Keene"), Bairnco has been named as a defendant in a number of personal injury, property damage and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spin-offs of certain subsidiaries by Bairnco, were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages (the "Transactions Lawsuit").
The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which compensatory damages are trebled.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York, in which Keene seeks exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filingthis action the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through September 28, 1996, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

The IRS has taken the position that the NOL refunds, which are issued on a provisional basis, ultimately might be disapproved or reduced by the congressional Joint Committee on Taxation and in that event would have to be returned to the government in whole or in part. There can be no assurance that the NOL refunds ultimately will be approved.

Keene's plan of reorganization was approved and became effective on July 31, 1996. The plan, as approved, creates a Creditors Trust that has succeeded to all of Keene's asbestos liabilities, and also has succeeded to the right to prosecute both the Transactions Lawsuit and the NOL Lawsuit. The plan also includes a permanent injunction under which only the Creditors Trust, and no other entity, can sue Bairnco in connection with the claims asserted in the Transactions Lawsuit. Prior to confirmation, Bairnco and other defendants in the Transactions Lawsuit had entered into a stipulation (the "Transactions Stipulation") that calls for the Transactions Lawsuit to be litigated in the District Court. The anticipated effect of these various provisions is that all claims and claimants against Bairnco that relate to Keene's asbestos liabilities should be consolidated for a single, binding resolution in the Transactions Lawsuit in the District Court.

In keeping with the Transactions Stipulation, the parties have moved to withdraw the reference - that is, they have requested that the District Court assume from the Bankruptcy Court all responsibility for overseeing the Transactions Lawsuit. Pending action on this request, proceedings in the Transactions Lawsuit are stayed.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 28, 1996.



Item 2:	OTHER INFORMATION

None.


Item 3:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4:	EXHIBITS

Exhibit 11.1:	Calculation of Primary and Fully Diluted Earnings per
                Share for the Quarters ended September 28, 1996 and September 30, 1995.

Exhibit 11.2:	Calculation of Primary and Fully Diluted Earnings per
                Share for the Nine Months ended September 28, 1996 and September 30, 1995.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAIRNCO CORPORATION
(Registrant)



/s/ J. Robert Wilkinson
J. Robert Wilkinson
Vice President Finance and Treasurer
(Chief Financial Officer)

DATE:  November 8, 1996





EXHIBITS
TO FORM 10-Q
FOR QUARTER ENDED
September 28, 1996