Form 10-K
period 1996-12-31
BAIRNCO CORP /DE/
filed 1997-03-20
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 10, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $64,066,267.

On March 10, 1997, there were 9,346,934 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1996. Part III incorporates information by reference from the Proxy Statement dated March
21, 1997 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 18, 1997.




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

Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services.

At December 31, 1996, Bairnco employed 820 persons including 11 Headquarters personnel. Bairnco's operations occupy approximately 685,500 square feet of factory and office space at its principal locations.


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

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 23 and 24 and on pages 4 through 7 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 1996 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 and 11 of Bairnco's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed on page 9 under "Item 2. PROPERTIES" of this filing.


ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on a common technology in coating, laminating, resin technology and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.

Arlon circuit board materials (also referred to as substrates) are grouped as follows: (1) High performance and high temperature materials used in circuit boards for military electronics and sophisticated commercial applications. Product applications include next-generation commercial and military avionics systems combining demands for surface mount technology with high temperature fabrication and use temperatures, and high performance test fixturing for next-generation integrated circuits. Intermediate temperature laminates which provide both improved product reliability in the field and ease of manufacture are also key to the line. Specialty products have been developed for the surface mounting of computer chips on circuit boards and for multi-chip modules which are growing segments of the printed circuit board market; and, (2) Frequency dependent and low signal loss materials used for circuit boards and antennas used in microwave applications such as digital cordless telephones, local and global cellular phone systems, direct broadcast satellite TV systems, global positioning satellite systems and other personal communications systems. Additional wireless opportunities for Arlon circuit board materials include local area networks for computers and public business exchange systems or PBX's where telephones operate as microcellular phones within the confines of a facility or complex. A major emerging market for wireless communications is the new phone systems which are being planned for a number of developing countries in Asia and South America. These systems will bypass the high cost of installing and maintaining a hardwire infrastructure and will permit regional installation based on population density. This should be a large and growing market over the next decade as numerous countries become involved.

Arlon specialty graphic films include cast and calendered vinyl films that are manufactured and marketed under the Calon brand name. These films are offered in a wide variety of colors and with varying face stocks and adhesive systems to the specialty graphics market which includes commercial sign manufacturers and graphic printing houses, and to customers involved in numerous commercial and governmental specification applications. During 1996, Arlon entered into a strategic alliance with a United Kingdom based graphics and distribution company to further develop the European market. This new venture is expected to provide better and more cost effective services to Arlon's European distributors. Arlon N.V., Arlon's Belgium subsidiary which has served Europe, continued to under perform and was closed in 1996.

Custom engineered laminates and adhesive systems are also manufactured and marketed under the Arlon brand name and include insulating foam tapes for thermopane windows, electrical insulation, thermal insulation panels for appliances and cars, security tags and labels, durable printing stock for high speed laser printing systems and custom engineered laminates for specific industrial applications. Arlon is also now focusing on developing additional engineered laminates, coatings and pressure sensitive systems for specific industrial applications.

A line of silicone rubber based materials, used in a broad range of consumer, industrial and commercial products, is also manufactured and marketed under the Arlon brand name. Typical applications of these materials include silicone rubber for molding composites, silicone rubber insulating tape for electric traction motor windings, industrial flexible heaters and power utility insulating tapes, as well as many thermal and electrical conductivity applications. During 1996, further progress was made in both the development and applications of Thermabond(tm), a range of thermally conductive silicone products designed for the dissipation of heat from electronic circuit boards. During 1996, Arlon acquired a silicone rubber tape product line which provided additional capacity and a broader range of capability including the ability to calender ultra-thin silicone rubber materials both with a supporting backbone as well as unsupported.

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

Raw Materials and Purchased Parts

The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon(tm) or polytetrafluoroethelene (PTFE) resin, polyimide resin, epoxy resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.

Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan and France.

Employees

As of December 31, 1996, approximately 476 employees were employed by the operations comprising Arlon's engineered materials and components.

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

Kasco manufactures band saw blades for cutting, and chopper plates and knives for grinding meat in supermarkets and packing plants, band saw blades used in frozen fish factories, small band saw blades for cutting metal and wood, and large band saw blades for lumber mills. Kasco formulates, manufactures and markets seasoning products for the meat and deli departments of supermarkets which are primarily used in the preparation of in-store products. Kasco distributes related supply products to supermarkets and other customers.

Kasco, through its continent-wide network of service professionals, also provides preventive maintenance and repair parts and service for a broad range of supermarket equipment primarily in the meat and deli areas in selected markets.

Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Competition and Marketing

Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies. The principal methods of competition are service, price and product performance. The performance of meat band saw blades used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine and operator or other cutting/processing equipment being used. During 1996, Kasco's management continued the process to improve the efficiencies in manufacturing and distribution. These actions, together with significant capital and process investments resulted in superior quality bands, improved on-time deliveries and improved productivity.

In North America, Kasco supplies its products and services directly to the supermarket and meat cutting industries through its continent-wide network of service professionals. These service professionals make regularly scheduled calls on the accounts in their region. They supply the Company's products and provide related equipment maintenance services. Kasco's service professionals are continuously trained in the service and maintenance of equipment used in the meat preparation areas of retail food outlets. The field computerization program permits the service professionals to more efficiently service their customer base.

In order to improve the cost effectiveness and provide improved timely equipment maintenance, Kasco integrated its service centers with its van service network during the fourth quarter 1996. The repair service operations provide preventive maintenance programs and emergency repair programs for a broad range of equipment primarily in the meat preparation and deli areas of supermarkets and other retail food outlets.

Seasoning represents an emerging opportunity for Kasco to provide new value added programs to the meat and deli departments of its supermarket customers. As supermarkets increasingly compete with the restaurant trade for the consumers food dollars, they are turning to prepared foods. Kasco is well positioned to support its customers with its comprehensive "Mealtime Solutions" seasoning program. "Mealtime Solutions" offers a package of seasoning blends, recipes and instruction which allows a supermarket to present value added products in their meat and deli departments.

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

Employees

As of December 31, 1996, approximately 333 persons were employed in the replacement products and services segment.

Patents and Trademarks

The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.


d.  Foreign Operations

The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on page 24 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 1996, 1995 and 1994 were $28,692,000, $27,115,000 and $21,093,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.




Item 2.  PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.


                                                     LEASED OR OWNED
LOCATION                            SQUARE FEET     (LEASE EXPIRATION)

CORPORATION TOTAL                   685,500

Headquarters

Maitland, FL                          7,700          Leased(Expires 2000)

Replacement Products and Services
(KASCO)

City of Industry, CA                 15,000          Leased(Expires 1997)
Gwent, Wales, UK                     25,000          Owned
Lyon, France                         11,000          Leased(Expires 1999)
Montreal, Quebec, Canada              7,000          Leased(Expires 1998)
Pansdorf, Germany                    22,000          Owned
Paris, France                        12,000          Leased(Expires 1997)
Rennes, France                        4,800          Leased(Expires 1997)
Scarborough, Ontario, Canada         33,000          Owned
St. Louis, MO                        75,000          Owned
St. Louis, MO                        20,000          Leased(Expires 2000)
Field Warehouses
  (Approximately 70 locations
   in North America)                 36,000          Leased



Engineered Materials and Components
(Arlon)

Bear, DE                            145,000          Owned
East Providence, RI                  68,000          Owned
Rancho Cucamonga, CA                 80,000          Owned
Santa Ana, CA                       124,000          Leased(Expires 2003)




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

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 1996, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1996.



Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name and Age of                    Data Pertaining to
Executive Officers		               Executive Officers

Luke E. Fichthorn III (55)         Mr. Fichthorn has served as Chairman of
                                   Bairnco since May 1990, and on December
                                   18, 1991, became Chief Executive Officer of
                                   Bairnco.  For over twenty-four years, Mr.
                                   Fichthorn has been a private investment
                                   banker and partner of Twain Associates, a private investment banking and consulting firm. Mr. Fichthorn served as a director of Keene Corporation, a former subsidiary of Bairnco Corporation from August, 1969 until May, 1981, and became a director of Bairnco in January, 1981. Mr. Fichthorn is also a director of Florida Rock Industries, Inc. and FRP Properties, Inc., neither of which is affiliated with Bairnco.

J. Robert Wilkinson (62)           Mr. Wilkinson was elected Vice President -
                                   Finance and Treasurer in March 1990.  From
                                   September 1986 to September 1989, Mr.
                                   Wilkinson was Bairnco's Vice President -
                                   Controller.  From October 1989 to March
                                   1990 he was Executive Vice President of
                                   Shielding Systems Corporation, a wholly-owned subsidiary of Bairnco. Prior to joining Bairnco, Mr. Wilkinson served as Vice President and Controller of Transway
                                   International Corporation from November
                                   1981 to June 1986.

Linda Metcalf (51)                 Mrs. Metcalf was appointed Vice President
                                   Administration & Secretary of Bairnco on
                                   October 21, 1996.  Mrs. Metcalf was
                                   previously Managing director of Human
                                   Resources at CBIS.




PART II


Item 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations" on page 12 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 14 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1996. The Board continues to review the dividend on a quarterly basis.

b.   The approximate number of common equity security holders is as follows:

                                                Approximate Number
                                               of Holders of Record
              Title of Stock                  as of December 31, 1996
  Common Stock, Par Value $.01 per share               1,773


Item 6. SELECTED FINANCIAL DATA

Reference is made to "Financial History" on page 9 of Bairnco's 1996 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 and 11 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 14 through 24 and the "Quarterly Results of Operations" on page 12 of Bairnco's 1996 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors of Bairnco is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

See the information regarding executive officers of the Corporation on page 12 of this Annual Report on Form 10-K.


Item 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 12 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 1997 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  1.  Financial Statements

Included in the 1996 Annual Report to Stockholders which is included as
Exhibit 13 to this Annual Report on Form 10-K:

        Report of Independent Certified Public Accountants;
        Consolidated Statements of Income for the years ended December 31,
          1996, 1995 and 1994;
        Consolidated Balance Sheets as of December 31, 1996 and 1995; Consolidated Statements of Cash Flows for the years ended December
          31, 1996, 1995 and 1994;
        Consolidated Statements of Stockholders' Investment for the years ended December 31, 1996, 1995 and 1994;
        Notes to Consolidated Financial Statements.

    2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

        Report of Independent Certified Public Accountants on Financial
          Statement Schedules on page 19 of this Annual Report on Form 10-K; Financial Statement Schedules for the years ended December 31, 1996,
          1995 and 1994:

        Schedule II - Valuation and Qualifying Accounts on page 20 of this Annual Report on Form 10-K;

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

    3. See Index to Exhibits on pages 22 through 24 of this Annual Report on Form 10-K.

b)	Reports on Form 8-K - None for fiscal year 1996.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAIRNCO CORPORATION
(Registrant)



Date:  March 21, 1997
By:   /s/ J. Robert Wilkinson
J. Robert Wilkinson
Vice President-Finance and
Treasurer
(Principal Financial Officer)



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



 /s/ Charles T. Foley
Charles T. Foley - Director



 /s/ William F. Yelverton
William F. Yelverton - Director



 /s/ J. Robert Wilkinson
J. Robert Wilkinson - Vice President-Finance
and Treasurer
(Principal Financial Officer)





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

TO BAIRNCO CORPORATION:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Orlando, Florida
January 23, 1997
                                               Arthur Andersen LLP




BAIRNCO CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                        Balance                              Balance
Year Ended              Beginning               Deductions   End
December 31,            of Year      Expenses          (a)   of Year

1996 - Reserve
for Doubtful
Accounts                $  763,000   $300,000   $(241,000)   $  822,000

1995 - Reserve
for Doubtful
Accounts                $1,097,000   $202,000   $(536,000)   $  763,000

1994 - Reserve
for Doubtful
Accounts                $  844,000   $430,000   $(177,000)   $1,097,000



(a) Actual charges incurred in connection with the purpose for which the reserves were established.




              SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON,  D.C.  20549


                           EXHIBITS
                              TO
                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

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

Amended and Restated Credit Agreement, dated as of December 17, 1992, among Bairnco Corporation and certain of its subsidiaries, as guarantors, and certain Commercial Lending Institutions and Continental Bank NA (now Bank of America, Illinois), as the Agent for Lenders.
Incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

Promissory note, dated December 17, 1992, between Bairnco Corporation and Continental Bank NA (now Bank of America, Illinois).
Incorporated herein by reference to Exhibit 3.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

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

Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank NA (now Bank of America, Illinois).
Incorporated herein by reference to Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

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

Amendment dated as of February 14, 1997, to Amended and Restated Credit Agreement dated as of December 17, 1992, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, Illinois, as the Agent for Lenders.
Exhibit 4 filed herewith.

Calculation of Primary and Fully Diluted Earnings per Share for the years ended December 31, 1996, 1995 and 1994.
Exhibit 11 filed herewith.

1996 Annual Report to Stockholders.
Exhibit 13 filed herewith.

Subsidiaries of the Registrant.
Exhibit 21 filed herewith.

Consent of Independent Certified Public Accountants.
Exhibit 23 filed herewith.

Financial Data Schedules.
Exhibit 27 filed herewith (electronic filing only).

Form 11-K Re: Bairnco Corporation 401(k) Savings Plan and Trust for the fiscal year ended December 31, 1996.
Exhibit 99 filed herewith.