Form 10-Q
period 1997-03-29
BAIRNCO CORP /DE/
filed 1997-05-09
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-Q
(Mark one)
[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 29, 1997
                                  or

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

9,258,734 shares of Common Stock Outstanding as of April 25, 1997.




"Safe Harbor" Statement under the Private Securities Reform Act of 1995

Certain of the statements contained in this Quarterly Report (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1997 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new
products, the impact of competitive products,	changes in the market for raw
or packaging materials, which could impact the Corporation's manufacturing costs, changes in product mix, changes in the pricing of the products of the Corporation or its competitors, the loss of a significant customer or supplier, production delays or inefficiencies, the costs and other effects of complying with environmental regulatory requirements, the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's results of operations and financial condition in connection with its preparation of Management's Discussion and Analysis contained in its quarterly reports, the Corporation does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.






PART I - FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996
(Unaudited)

                                           1997             1996
Net sales                                  $ 37,445,000	    $ 38,094,000
  Cost of sales                              24,465,000	      24,656,000
Gross profit                                 12,980,000       13,438,000
  Selling and administrative expenses         9,116,000	       9,621,000
Operating profit                              3,864,000	       3,817,000
  Interest expense, net                         415,000	         415,000
Income before income taxes                    3,449,000	       3,402,000
  Provision for income taxes                  1,276,000        1,293,000
Net Income                                 $  2,173,000     $  2,109,000

Primary and fully diluted earnings
  per share of common stock (Note 2)       $       0.23     $       0.21

Dividends per share of common stock        $       0.05     $       0.05




The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 29, 1997 AND DECEMBER 31, 1996
                                              (Unaudited)
                                              1997            1996
ASSETS
Current assets:
Cash and cash equivalents                     $    618,000    $    855,000
Accounts receivable, less allowances of
  $892,000 and $822,000, respectively           24,233,000      21,476,000
Inventories (Note 3)                            24,974,000      23,499,000
Deferred income taxes                            2,922,000       2,922,000
Other current assets                             2,394,000       3,748,000
  Total current assets                          55,141,000      52,500,000

Plant and equipment, at cost                    84,946,000      84,531,000
Less - Accumulated depreciation and
  amortization                                 (47,203,000)    (46,255,000)
    Plant and equipment, net                    37,743,000      38,276,000
Cost in excess of net assets of purchased
  businesses                                     7,792,000       7,922,000
Other assets                                     3,867,000       3,902,000
                                              $104,543,000    $102,600,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                               $  4,927,000    $  3,337,000
Current maturities of long-term debt                81,000         125,000
Accounts payable                                 9,369,000       7,383,000
Accrued expenses (Note 4)                       10,321,000      11,314,000
  Total current liabilities                     24,698,000      22,159,000

Long-term debt                                  23,529,000      24,717,000
Deferred income taxes                            3,104,000       3,114,000
Other liabilities                                3,119,000       3,146,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
    shares authorized, none issued                     --	             --
  Common stock, par value $.01, 30,000,000
    shares authorized, 11,155,499 shares
    issued                                         112,000         112,000
  Paid-in capital                               49,004,000      49,004,000
  Retained earnings                             17,556,000      15,858,000
  Currency translation adjustment                1,814,000       2,282,000
  Treasury stock, at cost, 1,823,765 and
    1,741,965 shares, respectively             (18,393,000)    (17,792,000)
      Total stockholders' investment            50,093,000      49,464,000
                                              $104,543,000    $102,600,000

The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996
(Unaudited)

                                            1997           1996
Cash Flows from Operating Activities:
  Net Income                                $  2,173,000  $  2,109,000
  Adjustment to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization              1,672,000     1,701,000
    Loss (gain) on disposal of plant and
     equipment                                     2,000        (2,000)
    Deferred income taxes                        (10,000)       (1,000)
    Change in operating assets and
     liabilities:
      (Increase) in accounts receivable       (2,757,000)   (2,276,000)
      (Increase) in inventories               (1,475,000)     (330,000)
      Decrease (increase) in other current
       assets                                  1,354,000      (234,000)
      Increase (decrease) in accounts
       payable                                 1,986,000      (286,000)
      (Decrease) increase in accrued
       expenses                                 (993,000)      686,000
    Other                                          7,000       259,000
Net cash provided by operating activities      1,959,000     1,626,000

Cash Flows from Investing Activities:
  Capital Expenditures                        (1,589,000)   (2,847,000)
  Proceeds from collection on notes
   receivable                                    307,000        82,000
  Proceeds from sales of plant and
   equipment                                         --         19,000
Net cash (used in) investing activities       (1,282,000)   (2,746,000)

Cash Flows from Financing Activities:
  Net borrowings of external debt                483,000     3,892,000
  Payment of dividends                          (471,000)     (487,000)
  Purchase of treasury stock                    (601,000)   (2,454,000)
  Exercise of stock options                          --        302,000
Net cash (used in) provided by financing
  activities                                    (589,000)    1,253,000

Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                                   (325,000)      301,000

Net (decrease) increase in cash and
  cash equivalents                              (237,000)      434,000

Cash and cash equivalents,
  beginning of period                            855,000       608,000
Cash and cash equivalents,
  end of period                             $    618,000  $  1,042,000



The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 29, 1997
(Unaudited)


(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information presented not misleading.

The consolidated results of operations for the quarter ended March 29, 1997, are not necessarily indicative of the results of operations for the full year.


(2)	Earnings per Common Share

Earnings per common share are based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and fully-diluted basis.

                                       First Quarter
                                   1997            1996
    Primary                      9,535,000      10,069,000
    Fully Diluted                9,535,000      10,069,000

Statements regarding the computation of earnings per share for the quarters ended March 29, 1997 and March 30, 1996 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters ended March 29, 1997 and March 30, 1996 computed under SFAS 128 would not be different than that previously computed.



(3)	Inventories

Inventories consisted of the following as of March 29, 1997 and December 31, 1996:

                                       1997              1996

 Raw materials and supplies      $   5,169,000     $   4,733,000
 Work in process                     6,546,000         5,999,000
 Finished goods                     13,259,000        12,767,000
       Total inventories         $  24,974,000     $  23,499,000


(4)	Accrued Expenses

Accrued expenses consisted of the following as of March 29, 1997 and December 31, 1996:

                                       1997               1996

 Salaries and wages              $   1,658,000      $   2,708,000
 Income taxes                        1,045,000            245,000
 Insurance                           2,063,000          2,648,000
 Litigation                          1,754,000          1,654,000
 Other accrued expenses              3,801,000          4,059,000
       Total accrued expenses    $  10,321,000      $  11,314,000


(5)	Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal
Proceedings") of this filing.




Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1996.

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


Comparison of First Quarter 1997 to First Quarter 1996

Sales in the first quarter 1997 were $37,445,000, a decrease of 1.7% from $38,094,000 in 1996. The decrease in the first quarter sales was primarily attributable to a 7.2% decline in Kasco sales resulting from the product line pruning during 1996 and the negative impact of currency translation rates on sales of Kasco's French and German operations. Arlon sales increased 0.9% as the growing graphics and electrical insulation markets offset the decline in sales to the telecommunication markets as compared to last year's strong first quarter.

Gross profit decreased 3.4% to $12,980,000 from $13,438,000 primarily due to reduced sales and lower yields at plants serving the telecommunications and semiconductor markets. The gross profit margin as a percent of sales decreased from 35.3% to 34.7%.

Selling and administrative expenses decreased 5.2% to $9,116,000 from $9,621,000 primarily as a result of the ongoing impact of programs to make Kasco a more cost effective enterprise. As a percent of sales, selling and administrative expenses were reduced to 24.3% from 25.3%.

Interest expense was $415,000 in both 1997 and 1996 as lower average interest rates offset higher average borrowings in the first quarter 1997 versus 1996.

The effective tax rate for the first quarter of 1997 was 37% versus 38% for the first quarter of 1996. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 3.0% to $2,173,000 as compared to $2,109,000 in the first quarter of 1996. Earnings per share increased 9.5% to $.23 from $.21 as a result of the increased net income and the reduced number of shares outstanding.


Liquidity and Capital Resources

At March 29, 1997, Bairnco had working capital of $30.4 million compared to $30.3 million at December 31, 1996. The increase in accounts receivable relates primarily to strong sales in the latter half of the first quarter 1997 versus that of the fourth quarter 1996. Other current assets decreased as a result of the anticipated tax refund received during the first quarter 1997. The increase in accounts payable results from the corresponding increase in inventories which are being built in anticipation of increased sales during the second quarter.

During the first quarter 1997 the Board of Directors authorized an additional $5 million to be available for the ongoing repurchase of Bairnco's common stock from time to time in the open market subject to market conditions and the ongoing capital requirements of the Corporation. Bairnco repurchased 81,800 shares of the Corporation's common stock at a total cost of $601,000 during the first quarter 1997.

At March 29, 1997, Bairnco's total debt outstanding was $28,537,000 compared to $28,179,000 at the end of 1996. This increase was primarily due to the stock repurchases. At March 29, 1997 approximately $24.5 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $3.9 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.6 million of capital expenditures during the first quarter of 1997. Total capital expenditures in 1997 are expected to be approximately $13.3 million of which approximately $4.0 million are contingent upon realization of the anticipated sales growth in several markets.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1997.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 29, 1997.




Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position. It is expected that 1997 will be another year of continued improvement.





PART II - OTHER INFORMATION


Item 1:	LEGAL PROCEEDINGS


Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of Bairnco and the spin-offs of certain subsidiaries by Bairnco, were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages (the "Transactions Lawsuit"). The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which any compensatory damages are trebled.

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through March 29, 1997, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

By order entered April 10, 1997, the United States District Court for the Southern District of New York withdrew the reference with respect to the Transactions Lawsuit, that is, they transferred the case from the Bankruptcy Court to the District Court where it will be litigated. Responses to the complaint are to be filed on a schedule to be set by the District Court.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 29, 1997.


Item 2:	OTHER INFORMATION

None.


Item 3:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Maitland, Florida on April 18, 1997. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 1997 fiscal year, approved the amendment to Bairnco's 1990 Stock Incentive Plan and elected all nominees to the Board of Directors.


Item 4:	EXHIBITS

Exhibit 4:	 Amendment to the Bairnco Corporation 1990 Stock Incentive Plan.

Exhibit 11:	Calculation of Primary and Fully Diluted Earnings per Share for
            the Quarters ended March 29, 1997 and March 30, 1996.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAIRNCO CORPORATION
(Registrant)


/s/ J. Robert Wilkinson
J. Robert Wilkinson
Vice President Finance and Treasurer
(Chief Financial Officer)

DATE:  May 9, 1997





EXHIBITS
TO FORM 10-Q
FOR QUARTER ENDED
March 29, 1997