Form 10-Q
period 1997-06-28
BAIRNCO CORP /DE/
filed 1997-08-01
CIK 350750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

                               FORM 10-Q
                               (Mark one)

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 28, 1997
                                 or

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

9,012,134 shares of Common Stock Outstanding as of July 25, 1997.




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

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED JUNE 28, 1997 AND JUNE 29, 1996
(Unaudited)

                                        1997           1996
Net sales                               $ 41,128,000   $ 37,323,000
Cost of sales                             27,020,000     24,067,000
Gross profit                              14,108,000     13,256,000
Selling and administrative expenses        9,981,000      9,276,000
Operating profit                           4,127,000      3,980,000
Interest expense, net                        460,000        433,000
Income before income taxes                 3,667,000      3,547,000
Provision for income taxes                 1,320,000      1,348,000
Net Income                              $  2,347,000   $  2,199,000

Primary and fully diluted earnings per
 share of common stock  (Note 2)        $       0.25   $       0.22

Dividends per share of common stock     $       0.05   $       0.05



The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
(Unaudited)

                                        1997           1996
Net sales                               $ 78,573,000   $ 75,417,000
Cost of sales                             51,485,000     48,723,000
Gross profit                              27,088,000     26,694,000
Selling and administrative expenses       19,097,000     18,897,000
Operating profit                           7,991,000      7,797,000
Interest expense, net                        875,000        848,000
Income before income taxes                 7,116,000      6,949,000
Provision for income taxes                 2,596,000      2,641,000
Net Income                              $  4,520,000   $  4,308,000

Primary and fully diluted earnings per
 share of common stock  (Note 2)        $       0.48   $       0.43

Dividends per share of common stock     $       0.10   $       0.10




The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 28, 1997 AND DECEMBER 31, 1996

                                            (Unaudited)
                                            1997           1996
ASSETS
Current assets:
Cash and cash equivalents                   $  1,426,000   $    855,000
Accounts receivable, less allowances of
  $952,000 and $822,000, respectively         25,851,000     21,476,000
Inventories (Note 3)                          26,538,000     23,499,000
Deferred income taxes                          2,922,000      2,922,000
Other current assets                           2,081,000      3,748,000
  Total current assets                        58,818,000     52,500,000

Plant and equipment, at cost                  87,899,000     84,531,000
Less - Accumulated depreciation and
  amortization                               (48,691,000)   (46,255,000)
Plant and equipment, net                      39,208,000     38,276,000
Cost in excess of net assets of purchased
  businesses                                   7,720,000      7,922,000
Other assets                                   4,283,000      3,902,000
                                            $110,029,000   $102,600,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                             $  4,385,000   $  3,337,000
Current maturities of long-term debt              37,000        125,000
Accounts payable                              11,795,000      7,383,000
Accrued expenses (Note 4)                      9,929,000     11,314,000
  Total current liabilities                   26,146,000     22,159,000

Long-term debt                                28,430,000     24,717,000
Deferred income taxes                          3,107,000      3,114,000
Other liabilities                              2,721,000      3,146,000
Stockholders' Investment:
 Preferred stock, par value $.01, 5,000,000
  shares authorized, none issued                     --             --
 Common stock, par value $.01, 30,000,000
  shares authorized, 11,159,499 and
  11,155,499 shares issued, respectively         112,000        112,000
 Paid-in capital                              49,006,000     49,004,000
 Retained earnings                            19,446,000     15,858,000
 Currency translation adjustment               1,719,000      2,282,000
 Treasury stock, at cost, 2,124,565 and
  1,741,965 shares, respectively             (20,658,000)   (17,792,000)
   Total stockholders' investment             49,625,000     49,464,000
                                            $110,029,000   $102,600,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
(Unaudited)

                                                1997           1996
Cash Flows from Operating Activities:
Net Income                                      $  4,520,000   $  4,308,000
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                    3,311,000      3,333,000
  Loss on disposal of plant and equipment              1,000         31,000
  Deferred income taxes                               (7,000)         1,000
  Change in operating assets and liabilities:
   (Increase) in accounts receivable              (4,375,000)    (2,189,000)
   (Increase) decrease in inventories             (3,039,000)       414,000
   Decrease (increase) in other current assets     1,667,000       (450,000)
   Increase in accounts payable                    4,412,000        349,000
   (Decrease) in accrued expenses                 (1,385,000)      (342,000)
   Other                                            (684,000)       119,000
Net cash provided by operating activities          4,421,000      5,574,000

Cash Flows from Investing Activities:
 Capital Expenditures                             (4,644,000)    (5,899,000)
 Proceeds from collection on notes receivable        179,000        366,000
 Proceeds from sales of plant and equipment           19,000         43,000
Net cash (used in) investing activities           (4,446,000)    (5,490,000)

Cash Flows from Financing Activities:
 Net borrowings of external debt                   4,855,000      3,243,000
 Payment of dividends                               (929,000)      (979,000)
 Purchase of treasury stock                       (2,866,000)    (2,712,000)
 Exercise of stock options                             2,000        369,000
Net cash provided by (used in) financing
  activities                                       1,062,000        (79,000)

Effect of foreign currency exchange rate changes
 on cash and cash equivalents                       (466,000)       176,000

Net (decrease) increase in cash and cash
 equivalents                                         571,000        181,000
Cash and cash equivalents, beginning of period       855,000        608,000
Cash and cash equivalents, end of period        $  1,426,000   $    789,000




The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 28, 1997
(Unaudited)


(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries ("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make information presented not misleading.

The consolidated results of operations for the quarter and six months ended June 28, 1997, are not necessarily indicative of the results of operations for the full year.


(2)	Earnings per Common Share

Earnings per common share are based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, which is the same on both a primary and fully-diluted basis.


                              Second Quarter          First Six Months
                             1997        1996         1997         1996
Primary                   9,340,000   9,975,000    9,431,000   10,020,000
Fully Diluted             9,381,000   9,982,000    9,478,000   10,038,000

Statements regarding the computation of earnings per share for the quarters and six month periods ended June 28, 1997 and June 29, 1996 are included as
Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters and six month periods ended June 28, 1997 and June 29, 1996 computed under SFAS 128 would not be different than that previously computed.


(3)	Inventories

Inventories consisted of the following as of June 28, 1997 and December 31, 1996:

                                          1997           1996
Raw materials and supplies          $  5,673,000   $  4,733,000
Work in process                        6,638,000      5,999,000
Finished goods                        14,227,000     12,767,000
  Total inventories                 $ 26,538,000   $ 23,499,000


(4)	Accrued Expenses

Accrued expenses consisted of the following as of June 28, 1997 and December 31, 1996:

                                         1997           1996
Salaries and wages                 $  2,016,000   $  2,708,000
Income taxes                            404,000        245,000
Insurance                             1,555,000      2,648,000
Litigation                            1,748,000      1,654,000
Other accrued expenses                4,206,000      4,059,000
  Total accrued expenses           $  9,929,000   $ 11,314,000


(5)	Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal
Proceedings") of this filing.




Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, and on site maintenance services for the retail food industry primarily in the meat and deli departments. Kasco also distributes equipment to the food industry in Eastern Canada and France. These products are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.


Comparison of Second Quarter 1997 to Second Quarter 1996

Sales in the second quarter 1997 were $41,128,000, an increase of 10.2% from $37,323,000 in 1996. Arlon sales increased 16.2% due to the recovery in demand from last year's depressed second quarter caused by inventory corrections in the semiconductor industry, and from continued growth in the electronics and electrical insulation markets. Although Kasco sales decreased 2.8% as a result of the decision to stop distributing equipment in most of Canada at the end of 1996 and the negative impact of currency translation rates on sales of Kasco's European operations, sales of Kasco's core products increased during the second quarter.

Gross profit increased 6.4% to $14,108,000 from $13,256,000 primarily due to the increased sales. The gross profit margin as a percent of sales decreased from 35.5% to 34.3% as a result of sales mix change, continuing price pressures and lower yields at plants serving the telecommunications and semiconductor markets.

Selling and administrative expenses increased 7.6% to $9,981,000 from $9,276,000 primarily as the result of the impact of increased sales and the continuing investment in the development of new products and improved quality. As a percent of sales, selling and administrative expenses were reduced to 24.3% from 24.9%.

Interest expense increased $27,000 to $460,000 for the second quarter from $433,000 last year. This increase was the result of higher average borrowings in the current quarter.

The effective tax rate for the second quarter of 1997 was 36% down from 38% in 1996. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 6.7% to $2,347,000 as compared to $2,199,000 in the second quarter of 1996. Earnings per share increased 13.6% to $.25 from $.22 as a result of the increased net income and the reduced number of shares outstanding.

Comparison of First Six Months 1997 to First Six Months 1996

Sales for the first half of 1997 increased 4.2% to $78,573,000 from $75,417,000 in 1996. The increase in sales was attributable to the growth in Arlon's sales during the second quarter 1997.

Gross profit increased $394,000, or 1.5% in 1997, from $26,694,000 in the first half of 1996. The gross profit margin as a percent of sales decreased from 35.4% to 34.5%. The profit margin declines are primarily attributable to sales mix changes in Arlon's business, continuing price pressures and lower yields at the plants serving the telecommunications and semiconductor markets. Kasco's gross profit margin as a percent of sales continued to improve during 1997 with the elimination of most of the low margin equipment distribution business in Canada at the end of 1996.

Selling and administrative expenses increased 1.1% to $19,097,000 from $18,897,000. As a percent of sales, selling and administrative expenses decreased to 24.3% from 25.1%.

Interest expense increased $27,000 from the first half of 1996. This increase was primarily the result of higher average borrowings in the second quarter of 1997.

The effective tax rate for the first half of 1997 was 36.5% versus 38% in 1996. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 4.9% to $4,520,000 as compared to $4,308,000 in the first half of 1996. Earnings per share increased 11.6% to $.48 from $.43 as a result of increased net income and fewer average shares outstanding.


Liquidity and Capital Resources

At June 28, 1997, Bairnco had working capital of $32.7 million compared to $30.3 million at December 31, 1996. The increase in accounts receivable relates primarily to the increased sales activity during the latter half of the second quarter of 1997 over that of the fourth quarter 1996. Other current assets decreased as a result of the anticipated tax refund received during the first quarter of 1997. The increase in accounts payable results primarily from the corresponding increase in inventories which were built in the second quarter of 1997 in anticipation of increased sales. The decrease in accrued expenses results primarily from the settlement and payment of previously outstanding casualty insurance claims.

During the second quarter Bairnco repurchased 300,800 shares of its common stock bringing the total shares repurchased in 1997 to 382,600.

At June 28, 1997, Bairnco's total debt outstanding was $32,852,000 compared to $28,179,000 at the end of 1996. This increase was primarily due to the stock repurchases and the payment of casualty insurance claims. At June 28, 1997 approximately $19.6 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $5.5 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $3.1 million of capital expenditures during the second quarter of 1997 bringing the total capital expenditures for the six months ended June 28, 1997 to $4,644,000. Total capital expenditures in 1997 are expected to be approximately $12.0 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1997.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 28, 1997.

Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position. It is expected that 1997 will be another year of continued improvement.





PART II - OTHER INFORMATION


Item 1:	LEGAL PROCEEDINGS

Since its announcement in January 1990 of its intention to spin off Keene, Bairnco has been named as a defendant in a number of individual personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against Keene. On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. On June 8, 1995, the Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of Bairnco, and the spin-offs of certain subsidiaries by Bairnco, were fraudulent and otherwise violative of law and seeking compensatory damages of $700 million, plus interest and punitive damages (the "Transactions Lawsuit"). The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which any compensatory damages are trebled.

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through June 28, 1997, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

By order entered April 10, 1997, the United States District Court for the Southern District of New York withdrew the reference with respect to the Transactions Lawsuit, that is, they transferred the case from the Bankruptcy Court to the District Court where it will be litigated. Responses to the complaint are to be filed by September 15, 1997.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 28, 1997.



Item 2:	OTHER INFORMATION

None.


Item 3:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4:	EXHIBITS

Exhibit 11.1:	Calculation of Primary and Fully Diluted Earnings per Share
for the Quarters ended June 28, 1997 and June 29, 1996.

Exhibit 11.2:	Calculation of Primary and Fully Diluted Earnings per Share
for the Six Months ended June 28, 1997 and June 29, 1996.





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAIRNCO CORPORATION
(Registrant)


/s/ J. Robert Wilkinson
J. Robert Wilkinson
Vice President Finance and Treasurer
(Chief Financial Officer)

DATE:  August 1, 1997