Form 10-Q
period 1997-09-27
BAIRNCO CORP /DE/
filed 1997-11-12
CIK 350750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

                         FORM 10-Q
(Mark one)

[X] QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 27, 1997

                       or

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

9,008,784 shares of Common Stock Outstanding as of October 31, 1997.




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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1997 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new products, the impact of competitive products, changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs, changes in product mix, changes in the pricing of the products of the Corporation or its competitors, the loss of a significant customer or supplier, production delays or inefficiencies, the costs and other effects of complying with environmental regulatory requirements, the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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

BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
(Unaudited)

                                     1997            1996
Net sales                            $ 39,814,000    $ 36,152,000
Cost of sales                          26,228,000      23,645,000
Gross profit                           13,586,000      12,507,000
Selling and administrative expenses     9,717,000       8,965,000
Operating profit                        3,869,000       3,542,000
Interest expense, net                     486,000         417,000
Income before income taxes              3,383,000       3,125,000
Provision for income taxes              1,218,000       1,187,000
Net Income                           $  2,165,000    $  1,938,000

Primary and fully diluted earnings
per share of common stock  (Note 2)  $       0.23    $       0.20

Dividends per share of common stock  $       0.05    $       0.05



The accompanying notes are an integral part of these financial statements.




BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
(Unaudited)

                                      1997             1996
Net sales                             $118,387,000     $111,569,000
Cost of sales                           77,713,000       72,368,000
Gross profit                            40,674,000       39,201,000
Selling and administrative expenses     28,814,000       27,862,000
Operating profit                        11,860,000       11,339,000
Interest expense, net                    1,361,000        1,265,000
Income before income taxes              10,499,000       10,074,000
Provision for income taxes               3,814,000        3,828,000
Net Income                            $  6,685,000     $  6,246,000

Primary and fully diluted earnings
per share of common stock  (Note 2)   $       0.71     $       0.63

Dividends per share of common stock   $       0.15     $       0.15


The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 27, 1997 AND DECEMBER 31, 1996
(Unaudited)

                                         1997           1996
ASSETS
Current assets:
Cash and cash equivalents                $  1,121,000   $    855,000
Accounts receivable, less allowances of
 $989,000 and $822,000, respectively       25,830,000     21,476,000
Inventories (Note 3)                       26,449,000     23,499,000
Deferred income taxes                       2,922,000      2,922,000
Other current assets                        2,338,000      3,748,000
  Total current assets                     58,660,000     52,500,000

Plant and equipment, at cost               89,050,000     84,531,000
Less - Accumulated depreciation and
 amortization                             (49,294,000)   (46,255,000)
Plant and equipment, net                   39,756,000     38,276,000
Cost in excess of net assets of
 purchased businesses                       7,674,000      7,922,000
Other assets                                3,978,000      3,902,000
                                         $110,068,000  	$102,600,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                          $  3,268,000   $  3,337,000
Current maturities of long-term debt            9,000        125,000
Accounts payable                            9,425,000      7,383,000
Accrued expenses (Note 4)                  11,254,000     11,314,000
  Total current liabilities                23,956,000     22,159,000

Long-term debt                             28,867,000     24,717,000
Deferred income taxes                       3,100,000      3,114,000
Other liabilities                           3,094,000      3,146,000
Stockholders' Investment:
 Preferred stock, par value $.01,
  5,000,000 shares authorized, none
  issued                                          --	            --
 Common stock, par value $.01,
  30,000,000 shares authorized,
  11,156,149 and 11,155,499 shares
  issued, respectively                        112,000        112,000
 Paid-in capital                           49,007,000     49,004,000
 Retained earnings                         21,160,000     15,858,000
 Currency translation adjustment            1,625,000      2,282,000
 Treasury stock, at cost, 2,147,365
  and 1,741,965 shares, respectively      (20,853,000)   (17,792,000)
   Total stockholders' investment          51,051,000     49,464,000
                                         $110,068,000   $102,600,000

The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
(Unaudited)


                                           1997           1996
Cash Flows from Operating Activities:
Net Income                                 $  6,685,000   $  6,246,000
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization               5,025,000      5,005,000
  Gain (loss) on disposal of plant and
   equipment                                    (15,000)        37,000
  Deferred income taxes                         (14,000)         3,000
  Change in operating assets and
   liabilities:
    (Increase) in accounts receivable        (4,354,000)    (1,534,000)
    (Increase) in inventories                (2,950,000)      (401,000)
    Decrease (increase) in other current
     assets                                     860,000     (1,064,000)
    Increase in accounts payable              2,042,000        263,000
    (Decrease) in accrued expenses             (504,000)      (318,000)
    Other                                      (855,000)      (745,000)
Net cash provided by operating activities     5,920,000      7,492,000

Cash Flows from Investing Activities:
 Capital Expenditures                        (7,050,000)    (8,296,000)
 Proceeds from collection on notes
  receivable                                  2,011,000        620,000
 Proceeds from sales of plant and equipment     141,000         67,000
Net cash (used in) investing activities      (4,898,000)    (7,609,000)

Cash Flows from Financing Activities:
 Net borrowings of external debt              4,161,000      4,947,000
 Payment of dividends                        (1,379,000)    (1,466,000)
 Purchase of treasury stock                  (3,061,000)    (3,976,000)
 Exercise of stock options                        3,000        372,000
Net cash (used in) financing activities        (276,000)      (123,000)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents          (480,000)       258,000

Net increase in cash and cash equivalents       266,000         18,000
Cash and cash equivalents, beginning of
 period                                         855,000        608,000
Cash and cash equivalents, end of period   $  1,121,000   $    626,000




The accompanying notes are an integral part of these financial statements.


BAIRNCO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 27, 1997
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

The consolidated results of operations for the quarter and nine months ended September 27, 1997, are not necessarily indicative of the results of operations for the full year.


(2)	Earnings per Common Share

Earnings per common share, which are based on the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options, is the same on both a primary and fully- diluted basis.

                       Third Quarter            First Nine Months
                      1997       1996           1997        1996
   Primary         9,254,000   9,829,000     9,374,000   9,955,000
   Fully Diluted   9,290,000   9,829,000     9,475,000   9,955,000

Statements regarding the computation of earnings per share for the quarters and nine month periods ended September 27, 1997 and September 28, 1996 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the quarters and nine month periods ended September 27, 1997 and September 28, 1996 computed under SFAS 128 would not be different than that previously computed.


(3)	Inventories

Inventories consisted of the following as of September 27, 1997 and December 31, 1996:

                                      1997           1996

   Raw materials and supplies   $  5,676,000   $  4,733,000
   Work in process                 6,990,000      5,999,000
   Finished goods                 13,783,000     12,767,000
     Total inventories          $ 26,449,000   $ 23,499,000


(4)	Accrued Expenses

Accrued expenses consisted of the following as of September 27, 1997 and December 31, 1996:

                                      1997           1996

   Salaries and wages            $ 2,453,000    $ 2,708,000
   Income taxes                    1,077,000        245,000
   Insurance                       1,918,000      2,648,000
   Litigation                      1,689,000      1,654,000
   Other accrued expenses          4,117,000      4,059,000
     Total accrued expenses      $11,254,000    $11,314,000


(5)	Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal
Proceedings") of this filing.




Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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


Comparison of Third Quarter 1997 to Third Quarter 1996

Sales in the third quarter 1997 were $39,814,000, an increase of 10.1% from $36,152,000 in 1996. Arlon sales increased 12.8% due to improved sales in most markets. Kasco sales increased 4.0% due to the increased sales primarily in the seasonings for ready to cook foods for supermarkets and special product areas.

Gross profit increased 8.6% to $13,586,000 from $12,507,000 primarily due to the increased sales. The gross profit margin as a percent of sales decreased from 34.6% to 34.1% due to continuing price pressures primarily in the commercial communications markets and lower yields and efficiencies primarily due to volume swings at three plants.

Selling and administrative expenses increased 8.4% to $9,717,000 from $8,965,000 primarily as the result of the impact of increased sales and the continuing investment in the development of new products and improved quality. As a percent of sales, selling and administrative expenses were reduced to 24.4% from 24.8%.

Interest expense increased $69,000 to $486,000 for the third quarter from $417,000 last year. This increase was the result of higher average borrowings in the current quarter.

The effective tax rate for the third quarter of 1997 was 36% down from 38% in 1996. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 11.7% to $2,165,000 as compared to $1,938,000 in the third quarter of 1996. Earnings per share increased 15.0% to $.23 from $.20 as a result of the increased net income and the reduced number of shares outstanding.

Comparison of First Nine Months 1997 to First Nine Months 1996

Sales for the first nine months of 1997 increased 6.1% to $118,387,000 from $111,569,000 in 1996. The increase in sales was attributable to the growth in Arlon's sales during the second and third quarters of 1997.

Gross profit increased $1,473,000 to $40,674,000, or 3.8% in 1997, from
$39,201,000 in the first nine months of 1996. The gross profit margin as a percent of sales decreased from 35.1% to 34.4%, primarily due to the sales mix changes in Arlon's business, continuing price pressures and lower yields and efficiencies due to volume swings at three plants. Kasco's gross profit margin as a percent of sales continued to improve during 1997 with the elimination of most of the low margin equipment distribution business in Canada at the end of 1996.

Selling and administrative expenses increased 3.4% to $28,814,000 from $27,862,000. As a percent of sales, selling and administrative expenses decreased to 24.3% from 25.0%.

Interest expense increased $96,000 from the first nine months of 1996. This increase was primarily the result of higher average borrowings in the second and third quarters of 1997.

The effective tax rate for the first nine months of 1997 was 36.3% versus 38% in 1996. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 7.0% to $6,685,000 as compared to $6,246,000 in the first nine months of 1996. Earnings per share increased 12.7% to $.71 from $.63 as a result of increased net income and fewer average shares outstanding.


Liquidity and Capital Resources

At September 28, 1997, Bairnco had working capital of $34.7 million compared to $30.3 million at December 31, 1996. The increase in accounts receivable relates primarily to the increased sales activity during the latter half of the third quarter of 1997 over that of the fourth quarter 1996. Other current assets decreased as a result of the anticipated tax refund received during the first quarter of 1997. The increase in accounts payable results primarily from the corresponding increase in inventories.

During the third quarter Bairnco repurchased 22,800 shares of its common stock bringing the total shares repurchased in 1997 to 405,400.

At September 27, 1997, Bairnco's total debt outstanding was $32,144,000 compared to $28,179,000 at the end of 1996. This increase was primarily due to the stock repurchases and the payment of casualty insurance claims. At September 27, 1997 approximately $21.1 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $5.5 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $2.4 million of capital expenditures during the third quarter of 1997 bringing the total capital expenditures for the nine months ended September 27, 1997 to $7.1 million. Total capital expenditures in 1997 are expected to be approximately $10 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 1997.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 27, 1997.

Effective August 11, 1997, James W. Lambert was appointed Corporate Controller of Bairnco. Mr. Lambert was formerly Manager of Group Financial Planning and Analysis with Air Products and Chemicals Inc. of Allentown, PA.

On Saturday, October 4, 1997, Arlon's manufacturing facility located in Bear, Delaware, went on strike. The Arlon product lines located at this facility are the Microwave Materials operation and the Silicone Technologies operation. On October 16, 1997, there was a succesful resolution of the work stoppage with the Union agreeing to a new three year contract.


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

Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the
"NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through September 27, 1997, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

By order entered April 10, 1997, the Transaction Lawsuit was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York, where it will be litigated. On September 15, 1997, Bairnco and other defendants filed motions to dismiss the complaint for failure to state a claim as well as motions for summary judgment on the grounds that the complaint is time-barred. Further briefing on these motions is expected to be completed by the end of the year. There can be no assurance that the motions described above will result in dismissal of the Transaction Lawsuit or any part thereof.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 27, 1997.


Item 2:	OTHER INFORMATION

None.


Item 3:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4:	EXHIBITS

Exhibit 11.1:	Calculation of Primary and Fully Diluted Earnings per Share
for the Quarters ended September 27, 1997 and September 28, 1996.

Exhibit 11.2:	Calculation of Primary and Fully Diluted Earnings per Share
for the Nine Months ended September 27, 1997 and September 28, 1996.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAIRNCO CORPORATION
(Registrant)

/s/ J. Robert Wilkinson
J. Robert Wilkinson
Vice President Finance and Treasurer
(Chief Financial Officer)

DATE:  November 10, 1997



EXHIBITS
TO FORM 10-Q
FOR QUARTER ENDED

September 27, 1997