Form 10-K
period 1997-12-31
BAIRNCO CORP /DE/
filed 1998-03-26
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

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

On March 9, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $87,548,579.

On  March  9,  1998, there were 8,855,209 shares of Common Stock outstanding,
exclusive  of  treasury  shares  or  shares  held  by  subsidiaries  of   the
Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1997. Part III incorporates information by reference from the Proxy Statement dated March 18, 1998 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 24, 1998.


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

     Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services.

     At December 31, 1997, Bairnco employed 855 persons including 10 Headquarters personnel. Bairnco's operations occupy approximately 649,700 square feet of factory and office space at its principal locations. There is an additional 45,000 square feet of leased space used as field warehouses throughout North America.


     b. & c. Financial Information About Industry Segments and Narrative Description of Business

     Bairnco Corporation is a diversified multinational company that operates two business sectors. Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers and dispersion chemistry. Replacement products and services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills. In France, in addition to providing its replacement products, Kasco also distributes equipment to the supermarket and food processing industries.

     Financial data and other information about the Corporation's segments is set forth in Note 8 to the Consolidated Financial Statements on page 27 and on pages 6 through 11 of Bairnco's 1997 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 13 of Bairnco's 1997 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 14 and 15 of Bairnco's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

     The principal facilities utilized by each segment are detailed on page 9 under "Item 2. PROPERTIES" of this filing.

                ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

     Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technology in coating and laminating, as well as in polymers and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, cast and calendered vinyl film systems, custom engineered laminates and pressure sensitive adhesive systems, and calendered and extruded silicone rubber insulation products used in a broad range of electrical, industrial, consumer and commercial products.

     Arlon Materials for Electronics has an international reputation as the premier supplier of high technology materials for the printed circuit board industry. These products are marketed principally to printed circuit board manufacturers and OEM's by a direct sales force in concert with strong technical support teams in the US and through distributors and manufacturers representatives in Europe, the Far East, and South America. Our Electronic Substrates product line includes high temperature, high performance thermoset laminates and prepreg bonding plies used in circuit boards for demanding commercial applications and military electronics. These applications require materials that withstand high continuous operating temperatures, provide ease of field repairability, are highly reliable, and improve fabrication yields. Intermediate temperature laminates, which provide improved product reliability and ease of manufacture at a lower cost, are also key to the line. The Microwave Materials product line offers application matched, reinforced PTFE laminates providing high yields and high performance for temperature and frequency dependent microwave applications. The applications for this product line are found in digital cordless telephones, cellular phone systems, direct broadcast satellite TV systems, personal communications networks, global positioning satellites, local area networks, collision avoidance systems, and radar detection systems.

     Arlon specialty graphic films are marketed under the Calon brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems. These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.

      Custom engineered laminates and coated products are also manufactured and marketed under the Arlon brand identity. Typical applications include insulating foam tapes for thermopane windows, specialty circuit materials, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, identification cards and labels, durable printing stock, and other custom engineered laminates for specific industrial applications.

      A line of silicone rubber based materials, used in a broad range of consumer, industrial and commercial products, is also manufactured and marketed under the Arlon brand identity. Typical applications of these materials include silicone rubber for molding composites, silicone rubber insulating tape for electric traction motor coil windings, insulation for industrial flexible heaters, insulating tape for electrical splices, as well as many thermal and electrical conductivity applications.

Competition

     Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation's.

     The principal method of competition for Arlon's products varies by product line and type of customer. While competition for established lines is usually based on one or more of lead time, price, product performance, technical support and customer service, it may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, and materials for the new applications. For high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of minimum specified standards can be the critical competitive element. In addition, Arlon sells a significant portion of its circuit board materials into the Japanese and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

     Arlon products are marketed by company sales personnel, outside sales representatives and distributors in the United States, Canada, Europe, the Far East and several other international markets.

Raw Materials and Purchased Parts

     The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon(TM) or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.

     Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. The Corporation is aware that a raw material supplier will discontinue the sale of a resin system currently used in certain Arlon products. An alternative resin system is being qualified and is expected to replace the existing resin system during 1998. There are no other known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan, Europe and Brazil.

Employees

     As  of December 31, 1997, approximately 505 employees were employed by
the   operations,  which  constitute  Arlon's  engineered   materials   and
components.


Patents and Trademarks

     The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

                 REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

     Replacement products and services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. These products and services include band saw blades for cutting meat and fish, grinder plates and knives for grinding meat, seasoning products, preventive maintenance for equipment in meat and deli operations, and other related butcher supply products. Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills. Kasco's French operation also distributes equipment to the supermarket and food processing industries.

     Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Competition and Marketing

     Kasco  competes  with  several  large and  medium-sized  national  and
regional  companies,  as  well  as numerous  small  local  companies.   The
principal methods of competition are service, price and product performance. The performance of meat band saw blades used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine and operator or other cutting/processing equipment being used

     Kasco introduced several new products in 1997. One of the most exciting is the Predator Series of custom splitter blades. These splitter blades offer reduced workplace noise, peak high speed cutting performance, and increased durability with a unique Gold Tooth Hardening process.

     The Mealtime Solutions seasoning program continues to be a success as sales for home meal replacement items within supermarkets increase. Mealtime Solutions offers a package of seasoning blends, recipes and instructions which allows a supermarket to present value-added products in their meat and deli departments. To support this growing market, Kasco has moved seasoning manufacturing from City of Industry, CA to St. Louis, MO and built a formulation lab and test kitchen.

     In North America, Kasco supplies its products and services directly to the supermarket and meat cutting industries through a continent-wide network of service professionals and exclusive distributors. During 1997 Kasco reorganized this network to better serve its customers, and also designed an extensive training program that will be implemented in 1998. In addition, Kasco has increased its emphasis on preventive maintenance, increasing the value-added service its network of professionals provides to customers.

Raw Materials and Purchased Supplies

     High quality carbon steel is the principal raw material used in the manufacture of band saw blades and is purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts and supplies are purchased from a number of manufacturers and distributors, mostly in the United States and Europe. In France, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this sector have been readily available throughout this last year and it is anticipated that adequate supplies will continue to be available throughout the coming year.

Employees

     As of December 31, 1997, approximately 340 persons were employed in the replacement products and services segment.

Patents and Trademarks

     The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

     d.  Foreign Operations

     The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 8 to the Consolidated Financial Statements on page 27 of Bairnco's 1997 Annual Report to Stockholders which is incorporated herein by reference.

     In addition, export sales from the Corporation's US based operations for the years ended December 31, 1997, 1996 and 1995 were $28,770,000, $28,692,000 and $27,115,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.




Item 2.  PROPERTIES

     The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.


                                                        LEASED OR OWNED
        LOCATION                    SQUARE FEET        (LEASE EXPIRATION)

CORPORATION TOTAL                      694,700


Headquarters

  Maitland, FL                           7,700         Leased (Expires 2000)


Engineered Materials and Components (Arlon)

  Bear, DE                             135,000         Owned
  East Providence, RI                   68,000         Owned
  Rancho Cucamonga, CA                  80,000         Owned
  Santa Ana, CA                        124,000         Leased (Expires 2003)


Replacement Products and Services (Kasco)

  City of Industry, CA                  15,000         Leased (Expires 1998)
  Gwent, Wales, UK                      25,000         Owned
  Pansdorf, Germany                     22,000         Owned
  Paris, France                         20,000         Leased (Expires 2000)
  St. Louis, MO                         78,000         Owned
  St. Louis, MO                         42,000         Leased (Expires 2000)
  Toronto, Ontario, Canada              33,000         Owned
  Field Warehouses
           (Approximately 70 locations
           in North America)            45,000         Leased


     Item 3.  LEGAL PROCEEDINGS

     Bairnco has been named as a defendant in a number of personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. On June 8, 1995, the Keene Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of Bairnco, and the spin-offs of certain other subsidiaries by Bairnco, were fraudulent and otherwise violative of law (the "Transactions Lawsuit") and seeking compensatory damages of $700 million, plus interest and punitive damages. The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which compensatory damages are trebled.

     Bairnco is party to a separate action brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 1997, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

     Keene's plan of reorganization was approved and became effective on July 31, 1996. The plan, as approved, creates a Creditors Trust that has succeeded to all of Keene's asbestos liabilities, and also has succeeded to the right to prosecute both the Transactions Lawsuit and the NOL Lawsuit. The plan also includes a permanent injunction under which only the Creditors Trust, and no other entity, can sue Bairnco in connection with the claims asserted in these lawsuits.

     By order entered April 10, 1997, the Transactions Lawsuit was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York, where it will be litigated. On September 15, 1997, Bairnco and other defendants filed motions to dismiss the complaint for failure to state a claim as well as motions for summary judgment on the grounds that the complaint is time-barred. Briefing on these motions is complete. Subsequent to year-end, the court issued an opinion granting the motions to dismiss four of the twenty-one defendants in the Transactions Lawsuit. The court reserved decision on the motions of the other defendants. There can be no assurance that the remaining motions will result in dismissal of the Transactions Lawsuit or any part thereof.

     On January 6, 1998, the Creditors Trust filed a motion, to which Bairnco consented, to have the NOL Lawsuit transferred from the Bankruptcy Court to the District Court. That motion is pending.

     Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

     Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1997.




     Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

     EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to executive officers of the Corporation is as follows:

     Name and Age of                        Data Pertaining to
     Executive Officers                     Executive Officers

     Luke E. Fichthorn III (56)                  Mr.   Fichthorn   has
                                     served  as  Chairman  of  Bairnco
                                     since   May  23,  1990,  and   on
                                     December  18, 1991, became  Chief
                                     Executive  Officer  of   Bairnco.
                                     For  over twenty-five years,  Mr.
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

     J. Robert Wilkinson (63)                    Mr.   Wilkinson   was
                                     elected  Vice President - Finance
                                     and   Treasurer  in  March  1990.
                                     From  September 1986 to September
                                     1989,    Mr.    Wilkinson     was
                                     Bairnco's   Vice   President    -
                                     Controller.   From  October  1989
                                     to  March  1990 he was  Executive
                                     Vice   President   of   Shielding
                                     Systems  Corporation,  a   wholly
                                     owned subsidiary of Bairnco.

     James W. Lambert (44)                       Mr.    Lambert    was
                                     appointed   Corporate  Controller
                                     of  Bairnco on August  11,  1997.
                                     Prior  to  joining  Bairnco,  Mr.
                                     Lambert was employed for over  15
                                     years   by   Air   Products   and
                                     Chemicals  Inc., in a variety  of
                                     financial, marketing and  product
                                     management capacities.


                                 PART II


     Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations" on page 16 of Bairnco's 1997 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 18 of Bairnco's 1997 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1997. The Board continues to review the dividend on a quarterly basis.

         b. The approximate number of holders of record of Bairnco common stock (par value $.01 per share) as of December 31, 1997 was 1,574.



     Item 6. SELECTED FINANCIAL DATA

         Reference  is  made  to "Financial History"  on  page  13  of
     Bairnco's   1997   Annual  Report  to  Stockholders,   which   is
     incorporated herein by reference.



     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Reference  is  made  to  the  "Management's  Discussion   and
     Analysis" on pages 14 and 15 of Bairnco's 1997 Annual Report to Stockholders which is incorporated herein by reference.



     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 18 through 28 and the "Quarterly Results of Operations" on page 16 of Bairnco's 1997 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.



     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III


     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to directors of Bairnco is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

         See the information regarding executive officers of the Corporation on page 12 of this Annual Report on Form 10-K.



     Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1998 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a)  1.  Financial Statements

             Included in the 1997 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

                Report of Independent Certified Public Accountants; Consolidated Statements of Income for the years ended
                  December 31, 1997, 1996 and 1995;
                Consolidated Balance Sheets as of December 31, 1997
                  and 1996;
                Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1996 and 1995;
                Consolidated Statements of Stockholders' Investment
                  for the years ended December 31, 1997, 1996 and 1995;
                Notes to Consolidated Financial Statements.

             2.  Financial Statement Schedules

             Included in Part IV of this Annual Report on Form 10-K:

                 Report of Independent Certified Public Accountants on
                   Financial Statement Schedules on page 19 of this Annual Report on Form 10-K;
                 Financial Statement Schedules for the years ended
                   December 31, 1997, 1996 and 1995:

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

         b)  Reports on Form 8-K - None for fiscal year 1997.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BAIRNCO CORPORATION
                                         (Registrant)



     Date:  March 23, 1998               By:   /s/ J. Robert Wilkinson
                                               J. Robert Wilkinson
                                               Vice President - Finance
                                                 and Treasurer
                                               (Principal Financial Officer)


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



         /s/ Richard A. Shantz
         Richard A. Shantz - Director



         /s/ Charles T. Foley
         Charles T. Foley - Director



         /s/ William F. Yelverton
         William F. Yelverton - Director



         /s/ J. Robert Wilkinson
         J. Robert Wilkinson - Vice President-Finance
           and Treasurer
         (Principal Financial Officer)



         /s/ James W. Lambert
         James W. Lambert - Controller
         (Principal Accounting Officer)




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ON FINANCIAL STATEMENT SCHEDULES




     TO BAIRNCO CORPORATION:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




     Orlando, Florida
     January 22, 1998
                                                  Arthur Andersen LLP


              BAIRNCO CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                    Balance                                   Balance
Year Ended          Beginning                Deductions       End
December  31,       of Year       Expenses      (a)           of Year

1997 - Reserve
for Doubtful
Accounts            $  822,000    $365,000   $(244,000)       $943,000

1996 - Reserve
for Doubtful
Accounts            $  763,000    $300,000   $(241,000)       $822,000

1995 - Reserve
for Doubtful
Accounts            $1,097,000    $202,000   $(536,000)       $763,000

(a) Actual charges incurred in connection with the purpose for which the reserves were established.






               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D.C.  20549


                            EXHIBITS

                               TO

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                  Commission File No.:  1-8120





                      BAIRNCO CORPORATION

     (Exact name of registrant as specified in the charter)







                           INDEX TO EXHIBITS


            Description               Incorporated Herein By Reference To

Certificate of Incorporation, as      Exhibit 3 to Bairnco's Annual
amended through September 24, 1991.   Report on Form 10-K for fiscal
                                      year ended December 31, 1991.

By Laws, as amended through December  Exhibit 3 to Bairnco's Annual
18, 1991.                             Report on Form 10-K for fiscal
                                      year ended December 31, 1991.

Amended and Restated Credit           Exhibit 3.1 to Bairnco's Annual
Agreement, dated as of December 17,   Report on Form 10-K for fiscal
1992, among Bairnco Corporation and   year ended December 31, 1992.
certain of its subsidiaries, as
guarantors, and certain Commercial
Lending Institutions and Continental
Bank NA (now Bank of America,
Illinois), as the Agent for Lenders.

Amendment dated as of March 16, 1994  Exhibit 3 to Bairnco's Annual
to Amended and Restated Credit        Report on Form 10-K for fiscal
Agreement dated as of December 17,    year ended December 31, 1993.
1992, by and among Bairnco
Corporation and certain of its
subsidiaries and certain Commercial
Lending Institutions and Continental
Bank NA (now Bank of America,
Illinois), as the Agent for Lenders.

Promissory note dated as of           Exhibit 4 to Bairnco's Annual
September 1, 1989, between Arlon,     Report on Form 10-K for fiscal
Inc. and the Delaware Economic        year ended December 31, 1989.
Development Authority.

Indenture of Trust, series 1989,      Exhibit 4 to Bairnco's Annual
dated as of September 1, 1989,        Report on Form 10-K for fiscal
between the Delaware Economic         year ended December 31, 1989.
Development Authority and
Manufacturers and Traders Trust
Company, securing  variable rate
demand Industrial Development
Refunding Revenue Bonds (Arlon, Inc.
Project), series 1989 of the
Delaware Economic Development
Authority.

Loan Agreement, dated as of           Exhibit 4 to Bairnco's Annual
September 1, 1989, between the        Report on Form 10-K for fiscal
Delaware Economic Development         year ended December 31, 1989.
Authority and Arlon, Inc.

Reimbursement Agreement dated as of   Exhibit 4 to Bairnco's Annual
September 1, 1989 by and among        Report on Form 10-K for fiscal
Arlon, Inc., Bairnco Corporation and year ended December 31, 1989. Continental Bank NA (now Bank of
America, Illinois).


Agreement of the Company, dated       Exhibit 4(e) to Bairnco's Annual
March 30, 1987, to furnish a copy of  Report on Form 10-K for fiscal
any instrument with respect to        year ended December 31, 1986.
certain other long-term debt to the
Securities and Exchange Commission
upon its request.

Lease dated December 10, 1991         Exhibit 10 to Bairnco's Annual
between Mattei Corporation and        Report on Form 10-K for fiscal
Bairnco Corporation.                  year ended December 31, 1991.


Lease, dated May 1, 1985, between     Exhibit 10 to Bairnco's Annual
John B. Merrill, Joseph S. Weedon     Report on Form 10-K for fiscal
and Richard A. Westberg and KASCO     year ended December 31, 1986.
Corporation as successor to Atlantic
Service, Inc.

Standard Industrial Lease dated June  Exhibit 10 to Bairnco's Annual
30, 1983 between James E. and Nancy   Report on Form 10-K for fiscal
S. Welsh, trustees under Welsh        year ended December 31, 1983.
Family Trust, dated April 20, 1979
and Arlon, Inc. as successor to
Keene Corporation.

Bairnco Corporation 401(k) Savings    Exhibit 4.3 to Bairnco's
Plan and Trust.                       Registration Statement on Form
                                      S-8, No. 33-41313.

Bairnco Corporation 1990 Stock        Exhibit 4.3 to Bairnco's
Incentive Plan.                       Registration Statement on Form
                                      S-8, No. 33-36330.

Bairnco Corporation Management        Exhibit 10 to Bairnco's Annual
Incentive Compensation Plan.          Report on Form 10-K for fiscal
                                      year ended December 31, 1981.

Employment Agreement dated January    Exhibit 10 to Bairnco's Annual
22, 1990, between Bairnco             Report on Form 10-K for fiscal
Corporation and Luke E. Fichthorn     year ended December 31, 1989.
III.

Amendment dated as of April 18,       Exhibit 4 to Bairnco's
1995, to Amended and Restated Credit  Quarterly Report on Form 10-Q
Agreement dated as of December 17,    for the quarterly period ended
1992, by and among Bairnco            April 1, 1995.
Corporation and certain of its
subsidiaries and certain Commercial
Lending Institutions and Continental
Bank NA (now Bank of America,
Illinois), as the Agent for Lenders.

Amendment dated as of February 14,    Exhibit 4 to Bairnco's Annual
1997, to Amended and Restated Credit  Report on Form 10-K for fiscal
Agreement dated as of December 17,    year ended December 31, 1996.
1992, by and among Bairnco
Corporation and certain of its
subsidiaries and certain Commercial
Lending Institutions and Bank of
America, Illinois, as the Agent for
Lenders.

Promissory Note dated January 31,     Exhibit 4 filed herewith.
1998, between Bairnco Corporation
and Bank of America NT&SA

Calculation of Basic and Diluted      Exhibit 11 filed herewith.
Earnings per Share for the years
ended December 31, 1997, 1996 and
1995.

1997 Annual Report to Stockholders.   Exhibit 13 filed herewith.

Subsidiaries of the Registrant.       Exhibit 21 filed herewith.

Consent of Independent Certified      Exhibit 23 filed herewith.
Public Accountants.

Financial Data Schedules.             Exhibit 27 filed herewith
                                      (electronic filing only).

Form 11-K Re: Bairnco Corporation     Exhibit 99 filed herewith.
401(k) Savings Plan and Trust for
the fiscal year ended December 31,
1997.