Form 10-Q
period 1998-04-04
BAIRNCO CORP /DE/
filed 1998-05-07
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 4, 1998
                      or

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

8,793,509 shares of Common Stock Outstanding as of April 9, 1998.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1998 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new products, the impact of competitive products, changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs, changes in product mix, changes in the pricing of the products of the Corporation or its competitors, the loss of a significant customer or supplier, production delays or inefficiencies, the costs and other effects of complying with environmental regulatory requirements, losses due to natural disasters where the Corporation is self-insured, the costs and other effects of legal and administrative cases and proceedings, settlements and investigations, and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE QUARTERS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                               (Unaudited)
                                     1998          1997
Net sales                            $42,125,000   $37,445,000
 Cost of sales                        28,442,000    24,465,000
Gross profit                          13,683,000    12,980,000
 Selling and administrative expenses   9,716,000     9,116,000
Operating profit                       3,967,000     3,864,000
 Interest expense, net                   481,000       415,000
Income before income taxes             3,486,000     3,449,000
 Provision for income taxes            1,290,000     1,276,000
Net income                           $ 2,196,000   $ 2,173,000

Basic earnings per share of
 common stock (Note 2)               $      0.25   $      0.23

Diluted earnings per share of
 common stock (Note 2)               $      0.24   $      0.23

Dividends per share of common stock  $      0.05   $      0.05




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE QUARTERS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                               (Unaudited)
                                 Note 3
                                            1998           1997
Net income                                  $  2,196,000   $  2,173,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment        (74,000)      (468,000)
Comprehensive income                        $  2,122,000   $  1,705,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF APRIL 4, 1998 AND DECEMBER 31, 1997

                                          (Unaudited)
                                          1998           1997
ASSETS
Current assets:
Cash and cash equivalents                 $    648,000   $  1,217,000
Accounts receivable, less allowances of
  $966,000 and $943,000, respectively       27,724,000     24,939,000
Inventories (Note 4)                        27,202,000     26,398,000
Deferred income taxes                        2,641,000      2,641,000
Other current assets                         2,809,000      2,748,000
       Total current assets                 61,024,000     57,943,000

Plant and equipment, at cost                91,179,000     89,870,000
Less - Accumulated depreciation and
  amortization                             (51,191,000)   (49,957,000)
  Plant and equipment, net                  39,988,000     39,913,000
Cost in excess of net assets of purchased
  businesses                                 7,549,000      7,607,000
Other assets                                 3,785,000      3,823,000
                                          $112,346,000   $109,286,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                           $  6,594,000   $  3,018,000
Current maturities of long-term debt             4,000          9,000
Accounts payable                             9,773,000      8,661,000
Accrued expenses (Note 5)                    9,373,000     10,543,000
       Total current liabilities            25,744,000     22,231,000

Long-term debt                              27,294,000     27,291,000
Deferred income taxes                        4,102,000      4,098,000
Other liabilities                            3,191,000      3,197,000
Stockholders' Investment:
  Preferred stock, par value $.01,
    5,000,000 shares authorized,
    none issued                                    --             --
  Common stock, par value $.01,
    30,000,000 shares authorized,
    11,167,274 and 11,160,774 shares
    issued, respectively                       112,000        112,000
  Paid-in capital                           49,065,000     49,030,000
  Retained earnings                         24,551,000     22,802,000
  Accumulated other comprehensive
    income (Note 3)                          1,498,000      1,572,000
  Treasury stock, at cost, 2,371,065
    and 2,166,765 shares, respectively     (23,211,000)   (21,047,000)
       Total stockholders' investment       52,015,000     52,469,000
                                          $112,346,000   $109,286,000

The accompanying notes are an integral part of these financial statements.

                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE QUARTERS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                               (Unaudited)

                                            1998           1997
Cash Flows from Operating Activities:
 Net Income                                 $ 2,196,000    $ 2,173,000
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization              1,704,000      1,672,000
   (Gain) on disposal of plant and
    equipment                                   (42,000)       (17,000)
   Deferred income taxes                          4,000        (10,000)
   Change in operating assets and
    liabilities:
     (Increase) in accounts receivable       (2,866,000)    (2,992,000)
     (Increase) in inventories                 (879,000)    (1,766,000)
     (Increase) decrease in other
      current assets                            (71,000)     1,331,000
     Increase in accounts payable             1,143,000      2,150,000
     (Decrease) in accrued expenses          (1,124,000)      (888,000)
   Other                                         55,000          7,000
 Net cash provided by operating activities      120,000      1,660,000

Cash Flows from Investing Activities:
 Capital expenditures                        (1,775,000)    (1,589,000)
 Proceeds from collection on notes
  receivable                                        --         307,000
 Proceeds from sale of plant and equipment       55,000         19,000
 Net cash (used in) investing activities     (1,720,000)    (1,263,000)

Cash Flows from Financing Activities:
 Net borrowings of external debt              3,602,000        483,000
 Payment of dividends                          (443,000)      (471,000)
 Purchase of treasury stock                  (2,164,000)      (601,000)
 Exercise of stock options                       35,000            --
 Net cash provided by (used in) financing
  activities                                  1,030,000       (589,000)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents             1,000        (45,000)

Net (decrease) in cash and cash equivalents    (569,000)      (237,000)
Cash and cash equivalents, beginning
 of period                                    1,217,000        855,000
Cash and cash equivalents, end of period    $   648,000    $   618,000



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              APRIL 4, 1998
                               (Unaudited)


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

The  consolidated  results of operations for  the  quarter  ended
April 4, 1998, are not necessarily indicative of the results of operations for the full year.

Certain reclassifications were made to prior year balances in order to conform to the current year presentation.


(2) Earnings per Common Share

The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128 effective December 15, 1997, and as a result, the Corporation's previously reported quarterly earnings per common share for 1997 have been restated. Earnings per share data is based on net income and not comprehensive income.

Statements regarding the computation of earnings per share for the quarters ended April 4, 1998 and March 29, 1997 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.


(3) Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for years beginning after December 15, 1997. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items of comprehensive income are classified by their nature in a financial statement and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The comparative prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders' investment. For Bairnco, comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income consists solely of foreign currency translation adjustments. There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.


(4) Inventories

Inventories consisted of the following as of April 4, 1998 and December 31, 1997:

                                         1998           1997

  Raw materials and supplies         $ 6,233,000    $ 5,646,000
  Work in process                      6,107,000      6,402,000
  Finished goods                      14,862,000     14,350,000
    Total inventories                $27,202,000    $26,398,000


(5) Accrued Expenses

Accrued expenses consisted of the following as of April 4, 1998 and December 31, 1997:

                                         1998           1997

  Salaries and wages                 $ 1,536,000    $ 2,353,000
  Income taxes                           440,000        139,000
  Insurance                            1,973,000      2,216,000
  Litigation                           1,156,000      1,461,000
  Other accrued expenses               4,268,000      4,374,000
    Total accrued expenses           $ 9,373,000    $10,543,000


(6) Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II,
Item 1 ("Legal Proceedings") of this filing.


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1997.

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

Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, on site maintenance services and seasonings for ready-to-cook foods for the retail food industry primarily in the meat and deli departments. Kasco also distributes equipment to the food industry in France. These products are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Comparison of First Quarter 1998 to First Quarter 1997

Sales in the first quarter 1998 were $42,125,000, an increase of 12.5% from $37,445,000 in 1997. The increase in the first quarter sales was across all product groups. Arlon sales increased 14.7% led by the improved demand for the products serving the telecommunications markets. The telecommunications and electronics markets remain volatile month to month. Kasco sales increased 7.3% due to improved seasoning and route sales.

Gross profit increased 5.4% to $13,683,000 from $12,980,000 as the margin contributions from increased sales were partially offset by manufacturing inefficiencies at plants serving the electronics materials and replacement products markets. In addition, costs associated with a four week shutdown for a major equipment upgrade also contributed to the lower margins. The gross profit margin as a percent of sales decreased from 34.7% to 32.5%.

Selling and administrative expenses increased 6.6% to $9,716,000 from $9,116,000 consistent with the planned strengthening of the sales force and the continuing investment in the development of new products and information system upgrades. As a percent of sales, selling and administrative expenses were reduced to 23.1% from 24.3%.

Interest expense increased to $481,000 in 1998 as compared to $415,000 in 1997 due primarily to higher average borrowings.

The effective tax rate for the first quarter of 1998 and 1997 was 37%. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income was flat at $2,196,000 as compared to $2,173,000 in the first quarter of 1997. Diluted earnings per common share increased 4.3% to $.24 from $.23 as a result of the reduced number of shares outstanding.


Liquidity and Capital Resources

At April 4, 1998, Bairnco had working capital of $35.3 million compared to $35.7 million at December 31, 1997. The increase in accounts receivable relates primarily to the increased sales activity during the first quarter of 1998 over that of the fourth quarter 1997. Accrued expenses are down from December 31, 1997 as 1997 bonuses were paid out during the first quarter 1998.

During the first quarter 1998, the Board of Directors authorized an additional $5,000,000 to be available for the ongoing repurchase of Bairnco's common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business. During the first quarter Bairnco repurchased 204,300 shares of its common stock at a total cost of $2,164,000.

At April 4, 1998, Bairnco's total debt outstanding was $33,892,000 compared to $30,318,000 at the end of 1997. This increase was primarily due to the stock repurchases. At April 4, 1998 approximately $15.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $1.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.8 million of capital expenditures during the first quarter of 1998. Total capital expenditures planned for 1998 are approximately $12 million of which approximately $3.0 million are for additional capacity and are contingent upon the growth being realized.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1998.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 4, 1998.

Outlook

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.
It is expected that 1998 will be another year of continued improvement.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Bairnco has been named as a defendant in a number of personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). On December 6, 1993, Keene filed for protection under Chapter 11 of the Bankruptcy Code. On June 8, 1995, the Keene Creditors' Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, its subsidiaries, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of
Bairnco, and the spin-offs of certain other subsidiaries by Bairnco, were fraudulent and otherwise violative of law (the "Transactions Lawsuit") and seeking compensatory damages of $700 million, plus interest and punitive damages. The complaint in the Transactions Lawsuit includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which compensatory damages are trebled.

Bairnco also is the defendant in a separate action originally brought by Keene in the United States Bankruptcy Court for the Southern District of New York in which Keene sought the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of tax sharing agreements between Keene and Bairnco (the "NOL Lawsuit"). (After filing the NOL Lawsuit, Keene ceded control of the action to the Creditors' Committee.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through April 4, 1998, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

By order entered April 10, 1997, the Transactions Lawsuit was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York, where it will be litigated. On September 15, 1997, Bairnco and other defendants filed motions to dismiss the complaint for failure to state a claim as well as motions for summary judgment on the grounds that the complaint is time-barred. Briefing on these motions is complete. On February 6, 1998, the court issued an opinion granting the motions to dismiss four of the defendants in the Transactions Lawsuit. The court reserved decision on the other defendants' motions. There can be no assurance that the remaining motions will result in dismissal of the Transactions Lawsuit or any part thereof.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 4, 1998.


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 1998. The annual meeting of stockholders of Bairnco was held in Maitland, Florida on April 24, 1998. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 1998 fiscal year and elected all nominees to the Board of Directors. The following table sets forth the results of votes:

                                                               Votes Against
                                            Votes For          or Withheld
a.  Votes on Ratification of Management's
    selection of Auditors:

    Arthur Andersen LLP                     8,061,898            31,607

b.  Votes on Election of Directors:

    Luke E. Fichthorn III                   8,065,144            28,361
    Charles T. Foley                        8,067,214            26,291
    Richard A. Shantz                       8,064,860            28,645
    William F. Yelverton                    8,066,014            27,491


Item 5:  OTHER INFORMATION

         None.

Item 6(a):  EXHIBITS

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for
             the Quarters ended April 4, 1998 and March 29, 1997.









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



                                              BAIRNCO CORPORATION
                                                     (Registrant)






                                          /s/ J. Robert Wilkinson
                                              J. Robert Wilkinson
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  May 7, 1998

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              April 4, 1998