Form 10-Q
period 1998-07-04
BAIRNCO CORP /DE/
filed 1998-08-11
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1998
                              or

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

8,647,534 shares of Common Stock Outstanding as of July 4, 1998.


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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE QUARTERS ENDED JULY 4, 1998 AND JUNE 28, 1997
                               (Unaudited)

                                      1998          1997
Net sales                             $ 37,651,000  $ 41,128,000
  Cost of sales                         24,905,000    27,020,000
Gross profit                            12,746,000    14,108,000
  Selling and administrative expenses    9,717,000     9,981,000
Operating profit                         3,029,000     4,127,000
  Interest expense, net                    508,000       460,000
Income before income taxes               2,521,000     3,667,000
  Provision for income taxes               933,000     1,320,000
Net income                            $  1,588,000  $  2,347,000

Basic earnings per share of common
  stock (Note 2)                      $       0.18  $       0.26

Diluted earnings per share of common
  stock (Note 2)                      $       0.18  $       0.25

Dividends per share of common stock   $       0.05  $       0.05




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                               (Unaudited)

                                       1998          1997
Net sales                             $ 79,776,000   $ 78,573,000
  Cost of sales                         53,347,000     51,485,000
Gross profit                            26,429,000     27,088,000
  Selling and administrative expenses   19,433,000     19,097,000
Operating profit                         6,996,000      7,991,000
  Interest expense, net                    989,000        875,000
Income before income taxes               6,007,000      7,116,000
  Provision for income taxes             2,223,000      2,596,000
Net income                            $  3,784,000   $  4,520,000

Basic earnings per share of common
  stock (Note 2)                      $       0.43   $       0.49

Diluted earnings per share of common
  stock (Note 2)                      $       0.42   $       0.48

Dividends per share of common stock   $       0.10   $       0.10




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE QUARTERS ENDED JULY 4, 1998 AND JUNE 28, 1997
                               (Unaudited)
                                 Note 3

                                           1998         1997
Net income                                 $ 1,588,000  $  2,347,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       (4,000)      (95,000)
Comprehensive income                       $ 1,584,000  $  2,252,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                               (Unaudited)
                                 Note 3

                                            1998          1997
Net income                                  $ 3,784,000   $ 4,520,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       (78,000)     (563,000)
Comprehensive income                        $ 3,706,000   $ 3,957,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF JULY 4, 1998 AND DECEMBER 31, 1997

                                                 (Unaudited)
                                                 1998           1997
ASSETS
Current assets:
Cash and cash equivalents                        $  1,078,000   $  1,217,000
Accounts receivable, less allowances of
  $1,005,000 and $943,000, respectively            24,517,000     24,939,000
Inventories (Note 4)                               28,095,000     26,398,000
Deferred income taxes                               2,641,000      2,641,000
Other current assets                                3,183,000      2,748,000
       Total current assets                        59,514,000     57,943,000

Plant and equipment, at cost                       92,428,000     89,870,000
Less - Accumulated depreciation and amortization  (52,653,000)   (49,957,000)
  Plant and equipment, net                         39,775,000     39,913,000
Cost in excess of net assets of purchased
  businesses                                        7,763,000      7,607,000
Other assets                                        3,766,000      3,823,000
                                                 $110,818,000   $109,286,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                                  $  4,506,000   $  3,018,000
Current maturities of long-term debt                    4,000          9,000
Accounts payable                                    8,916,000      8,661,000
Accrued expenses (Note 5)                           8,838,000     10,543,000
       Total current liabilities                   22,264,000     22,231,000

Long-term debt                                     29,582,000     27,291,000
Deferred income taxes                               4,086,000      4,098,000
Other liabilities                                   3,188,000      3,197,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
    shares authorized, none issued                        --             --
  Common stock, par value $.01, 30,000,000
    shares authorized, 11,173,899 and 11,160,774
    shares issued, respectively                       112,000        112,000
  Paid-in capital                                  49,096,000     49,030,000
  Retained earnings                                25,707,000     22,802,000
  Accumulated other comprehensive income (Note 3)   1,494,000      1,572,000
  Treasury stock, at cost, 2,526,365 and
    2,166,765 shares, respectively                (24,711,000)   (21,047,000)
       Total stockholders' investment              51,698,000     52,469,000
                                                 $110,818,000   $109,286,000

The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                               (Unaudited)

                                                1998          1997
Cash Flows from Operating Activities:
  Net income                                    $ 3,784,000   $ 4,520,000
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization                 3,423,000     3,311,000
    (Gain) loss on disposal of plant and
     equipment                                      (27,000)        1,000
    Deferred income taxes                           (12,000)       (7,000)
    Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable     359,000    (4,698,000)
     (Increase) in inventories                   (1,772,000)   (3,436,000)
     (Increase) decrease in other current assets   (441,000)    1,635,000
     Increase in accounts payable                   275,000     4,583,000
     (Decrease) in accrued expenses              (1,686,000)   (1,232,000)
    Other                                          (184,000)     (684,000)
      Net cash provided by operating activities   3,719,000     3,993,000

Cash Flows from Investing Activities:
  Capital expenditures                           (3,301,000)   (4,644,000)
  Proceeds from collection on notes receivable          --        179,000
  Proceeds from sale of plant and equipment          66,000        19,000
      Net cash (used in) investing activities    (3,235,000)   (4,446,000)

Cash Flows from Financing Activities:
  Net borrowings of external debt                 3,826,000     4,855,000
  Payment of dividends                             (880,000)     (929,000)
  Purchase of treasury stock                     (3,664,000)   (2,866,000)
  Exercise of stock options                          66,000         2,000
      Net cash (used in) provided by financing
       activities                                  (652,000)    1,062,000

Effect of foreign currency exchange rate
  changes on cash and cash equivalents               29,000       (38,000)

Net (decrease) increase in cash and cash
  equivalents                                      (139,000)      571,000
Cash and cash equivalents, beginning of period    1,217,000       855,000
Cash and cash equivalents, end of period        $ 1,078,000   $ 1,426,000





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JULY 4, 1998
                               (Unaudited)


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

The consolidated results of operations for the quarter and six-month period ended July 4, 1998 are not necessarily indicative of the results of operations for the full year.

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

Statements  regarding the computation of earnings per  share  for the  quarters and six-month periods ended July 4, 1998  and  June
28,   1997  are  included  as  Exhibit  11.1  and  Exhibit  11.2, respectively, to this Quarterly Report on Form 10-Q.


(3) Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for years beginning after December 15, 1997. SFAS 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items of comprehensive income are classified by their nature in a financial statement and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The comparative prior period financial statements have been reclassified to conform to the current period presentation.

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


(4) Inventories

Inventories consisted of the following as of July 4, 1998 and December 31, 1997:

                                       1998           1997

  Raw materials and supplies       $ 5,694,000    $ 5,646,000
  Work in process                    6,088,000      6,402,000
  Finished goods                    16,313,000     14,350,000
    Total inventories              $28,095,000    $26,398,000


(5) Accrued Expenses

Accrued  expenses consisted of the following as of July  4,  1998 and December 31, 1997:

                                       1998           1997

  Salaries and wages              $ 1,677,000     $ 2,353,000
  Income taxes                         72,000         139,000
  Insurance                         1,952,000       2,216,000
  Litigation                        1,101,000       1,461,000
  Other accrued expenses            4,036,000       4,374,000
    Total accrued expenses        $ 8,838,000    $ 10,543,000


(6) Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II,
Item 1 ("Legal Proceedings") of this filing.

Item 2:MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Second Quarter 1998 to Second Quarter 1997

Sales in the second quarter 1998 were $37,651,000, a decrease of 8.5% from $41,128,000 in 1997. Arlon second quarter sales decreased 13.8% over prior year. Arlon sales to the electronics, telecommunications and insulation markets decreased significantly due to the impact of the Asian economic crisis on both our domestic and foreign customers. The strong dollar versus the Asian rim currencies resulted in price pressure on export sales to those markets. The down turn was exacerbated by an inventory correction in the supply chain to the electronics and telecommunications markets. Kasco sales increased 5.3% due to improved seasoning and route sales.

Gross profit decreased 9.7% to $12,746,000 from $14,108,000 as a result of the decreased sales, pressure on export prices to the Asian rim and increased price competition in the electronics, telecommunications and insulation markets. Bairnco has and is continuing to reduce production costs in the operations affected. The gross profit margin as a percent of sales decreased from 34.3% in 1997 to 33.9% in 1998.

Selling  and administrative expenses decreased 2.6% to $9,717,000
from   $9,981,000.    As  a  percent  of   sales,   selling   and
administrative expenses increased from 24.3% to 25.8%.

Interest expense increased to $508,000 in 1998 as compared to $460,000 in 1997 due primarily to higher average borrowings.

The  effective tax rate for the second quarter of  1998  was  37%
versus 36% for 1997. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net   income  decreased  32.3%  to  $1,588,000  as  compared   to
$2,347,000 in the second quarter of 1997. Diluted earnings per common share decreased 28% to $.18 from $.25 as a result of the reduced net income.

Comparison of First Six Months 1998 to First Six Months 1997

Due to the weak second quarter results, sales for the first half of 1998 were up only 1.5% to $79,776,000 from $78,573,000 in
1997.

Gross profit decreased $659,000, or 2.4% from $27,088,000 in the first half of 1997. The gross profit margin as a percent of sales decreased from 34.5% to 33.1%. The profit margin declines are primarily attributable to the reduced sales and price pressures resulting from the impact of the Asian economic crisis during the second quarter.

Selling and administrative expenses increased 1.8% to $19,433,000 from $19,097,000. This increase was due to planned strengthening of the sales force and investment in the development of new products and information system upgrades during the first quarter of 1998. As a percent of sales, selling and administrative expenses increased to 24.4% from 24.3%.

Interest expense increased $114,000 as compared to the first half
of  1997.   This  increase was primarily  the  result  of  higher
average borrowings.

The  effective tax rate for the first half of 1998 was 37% versus
36.5% in 1997. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income decreased 16.3% to $3,784,000 from $4,520,000 and diluted earnings per common share decreased 12.5% to $.42 from $.48.



Liquidity and Capital Resources

At July 4, 1998, Bairnco had working capital of $37.3 million compared to $35.7 million at December 31, 1997. The increase in inventory from December 31, 1997 results from the sudden decrease in sales trends that occurred during the second quarter of 1998. Inventories were built to meet anticipated increased sales during the second quarter which never materialized. Programs are in place to reduce these inventories during the remainder of 1998. Accrued expenses are down from December 31, 1997 primarily due to 1997 bonuses which were paid out during the first quarter 1998.

During the first quarter 1998, the Board of Directors authorized an additional $5,000,000 to be available for the ongoing repurchase of Bairnco's common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business. During the second quarter Bairnco repurchased 155,300 shares of its common stock at a total cost of $1,500,000. Total shares repurchased during the first half of 1998 were 359,600.

At July 4, 1998, Bairnco's total debt outstanding was $34,092,000 compared to $30,318,000 at the end of 1997. This increase was primarily due to the stock repurchases. At July 4, 1998 approximately $13.4 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $3.3 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.5 million of capital expenditures during the second quarter of 1998 bringing the total capital expenditures for 1998 to $3,301,000. Total capital expenditures planned for 1998 have been cut from approximately $12 million to $7 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1998.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 4, 1998.

As stated in Bairnco's 1997 Annual Report on Form 10-K, the Corporation has evaluated and identified its internal risks of software failure due to processing errors arising from calculations using the Year
2000 date. The plan that was established to maintain the integrity of its financial systems and ensure the reliability of its operating systems is proceeding on schedule. The estimated cost of achieving Year 2000 compliance remains at approximately $250,000 and includes software and installation costs to be incurred during 1998 and 1999.


Outlook

Bairnco has taken actions to reduce costs that should partially mitigate the negative impact of weak markets without stopping our programs to grow the business. Development of new products and the penetration of new markets will continue at Arlon. Kasco is expected to make continued progress in 1998 and beyond. However, the operating results for the remainder of 1998 are expected to continue to be below 1997 results.

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

By order entered April 10, 1997, the Transactions Lawsuit was transferred from the Bankruptcy Court to the United States District Court for the Southern District of New York, where it will be litigated. On September 15, 1997, Bairnco and other defendants filed motions to dismiss the complaint for failure to state a claim as well as motions for summary judgment on the grounds that the complaint is time-barred. Briefing on these motions is complete. On February 6, 1998, the court issued an opinion granting the motions to dismiss of four of the defendants in the Transactions Lawsuit. The court reserved decision on the other defendants' motions. There can be no assurance that the remaining motions will result in dismissal of the Transactions Lawsuit or any part thereof.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 4, 1998.

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

       None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

Item 5:  OTHER INFORMATION

       None.

Item 6(a):  EXHIBITS

       Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 4, 1998 and June 28, 1997.

       Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 4, 1998 and June 28, 1997.








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



                                              BAIRNCO CORPORATION
                                                  (Registrant)



                             /s/ J. Robert Wilkinson
                             J. Robert Wilkinson
                             Vice President Finance and Treasurer
                             (Chief Financial Officer)

DATE:  August 5, 1998

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              July 4, 1998