Form 10-Q
period 1998-10-03
BAIRNCO CORP /DE/
filed 1998-10-30
CIK 350750

12



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            October 3, 1998
                                   or

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

8,439,359 shares of Common Stock Outstanding as of October 26,
1998.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1998 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new products; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in product mix; changes in the pricing of the products of the Corporation or its competitors; the loss of a significant customer or supplier; production delays or inefficiencies; disruptions in operations due to labor disputes; the unanticipated costs and disruption in operations due to Year 2000 non-compliance; the costs and other effects of complying with environmental regulatory requirements; losses due to natural disasters where the Corporation is self-insured; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      FOR THE QUARTERS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                               (Unaudited)


                                          1998          1997

Net sales                                 $ 37,747,000  $ 39,814,000
  Cost of sales                             25,922,000    26,228,000
Gross profit                                11,825,000    13,586,000
  Selling and administrative expenses        9,461,000     9,717,000
Operating profit                             2,364,000     3,869,000
  Interest expense, net                        502,000       486,000
Income before income taxes                   1,862,000     3,383,000
  Provision for income taxes                   689,000     1,218,000
Net income                                $  1,173,000  $  2,165,000

Basic earnings per share of common stock
  (Note 2)                                $       0.14  $       0.24

Diluted earnings per share of common stock
  (Note 2)                                $       0.14  $       0.23

Dividends per share of common stock       $       0.05  $       0.05






The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
    FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                               (Unaudited)


                                          1998          1997

Net sales                                 $117,523,000  $118,387,000
  Cost of sales                             79,269,000    77,713,000
Gross profit                                38,254,000    40,674,000
  Selling and administrative expenses       28,894,000    28,814,000
Operating profit                             9,360,000    11,860,000
  Interest expense, net                      1,491,000     1,361,000
Income before income taxes                   7,869,000    10,499,000
  Provision for income taxes                 2,912,000     3,814,000
Net income                                $  4,957,000  $  6,685,000

Basic earnings per share of common stock
  (Note 2)                                $       0.57  $       0.73

Diluted earnings per share of common stock
  (Note 2)                                $       0.56  $       0.71

Dividends per share of common stock       $       0.15  $       0.15





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      FOR THE QUARTERS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                               (Unaudited)
                                 Note 3


                                           1998          1997

Net income                                 $  1,173,000  $  2,165,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       319,000       (94,000)
Comprehensive income                       $  1,492,000  $  2,071,000





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                               (Unaudited)
                                 Note 3


                                           1998          1997

Net income                                 $  4,957,000  $  6,685,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       241,000      (657,000)
Comprehensive income                       $  5,198,000  $  6,028,000





The accompanying notes are an integral part of these financial statements.

                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
               AS OF OCTOBER 3, 1998 AND DECEMBER 31, 1997

                                            (Unaudited)
                                                1998          1997
ASSETS
Current assets:
Cash and cash equivalents                       $    621,000  $  1,217,000
Accounts receivable, less allowances of
  $1,013,000 and $943,000, respectively           26,374,000    24,939,000
Inventories (Note 4)                              26,762,000    26,398,000
Deferred income taxes                              2,641,000     2,641,000
Other current assets                               2,057,000     2,748,000
       Total current assets                       58,455,000    57,943,000

Plant and equipment, at cost                      93,138,000    89,870,000
Less - Accumulated depreciation and amortization (53,486,000)  (49,957,000)
  Plant and equipment, net                        39,652,000    39,913,000
Cost in excess of net assets of purchased
  businesses                                       7,791,000     7,607,000
Other assets                                       4,308,000     3,823,000
                                                $110,206,000  $109,286,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                                 $  5,847,000  $  3,018,000
Current maturities of long-term debt                      --         9,000
Accounts payable                                   8,984,000     8,661,000
Accrued expenses (Note 5)                          9,437,000    10,543,000
       Total current liabilities                  24,268,000    22,231,000

Long-term debt                                    27,255,000    27,291,000
Deferred income taxes                              4,066,000     4,098,000
Other liabilities                                  3,192,000     3,197,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
   shares authorized, none issued                         --            --
  Common stock, par value $.01, 30,000,000
   shares authorized, 11,175,224 and
   11,160,774 shares issued, respectively            112,000       112,000
  Paid-in capital                                 49,105,000    49,030,000
  Retained earnings                               26,445,000    22,802,000
  Accumulated other comprehensive income
   (Note 3)                                        1,813,000     1,572,000
  Treasury stock, at cost, 2,722,865 and
   2,166,765 shares, respectively                (26,050,000)  (21,047,000)
       Total stockholders' investment             51,425,000    52,469,000
                                                $110,206,000  $109,286,000





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                               (Unaudited)

                                                   1998          1997
Cash Flows from Operating
Activities:
    Net income                                     $ 4,957,000  $ 6,685,000
    Adjustments to reconcile to net cash provided
     by operating activities:
      Depreciation and amortization                  5,073,000    5,025,000
      (Gain) on disposal of plant and equipment        (13,000)     (15,000)
      Deferred income taxes                            (32,000)     (14,000)
      Change in operating assets and liabilities:
       (Increase) in accounts receivable            (1,208,000)  (4,690,000)
       (Increase) in inventories                      (169,000)  (3,376,000)
       Decrease in other current assets                819,000      827,000
       Increase in accounts payable                    224,000    2,247,000
       (Decrease) in accrued expenses               (1,240,000)    (363,000)
    Other                                             (730,000)    (855,000)
      Net cash provided by operating activities      7,681,000    5,471,000

Cash Flows from Investing Activities:
    Capital expenditures                            (4,777,000)  (7,050,000)
    Proceeds from collection on notes receivable            --    2,011,000
    Proceeds from sale of plant and equipment           83,000      141,000
      Net cash (used in) investing activities       (4,694,000)  (4,898,000)

Cash Flows from Financing Activities:
    Net borrowings of external debt                  2,680,000    4,161,000
    Payment of dividends                            (1,307,000)  (1,379,000)
    Purchase of treasury stock                      (5,003,000)  (3,061,000)
    Exercise of stock options                           75,000        3,000
      Net cash (used in) financing activities       (3,555,000)    (276,000)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                         (28,000)     (31,000)

Net (decrease) increase in cash and cash
  equivalents                                         (596,000)     266,000
Cash and cash equivalents, beginning of period       1,217,000      855,000
Cash and cash equivalents, end of period           $   621,000  $ 1,121,000




The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             OCTOBER 3, 1998
                               (Unaudited)


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

The consolidated results of operations for the quarter and nine-month period ended October 3, 1998 are not necessarily indicative of the results of operations for the full year.

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

Statements regarding the computation of earnings per share for the quarters and nine-month periods ended October 3, 1998 and September 27, 1997 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.


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


(4) Inventories

Inventories consisted of the following as of October 3, 1998 and December 31, 1997:

                                       1998           1997

  Raw materials and supplies       $ 5,450,000    $ 5,646,000
  Work in process                    6,623,000      6,402,000
  Finished goods                    14,689,000     14,350,000
    Total inventories              $26,762,000    $26,398,000


(5) Accrued Expenses

Accrued expenses consisted of the following as of October 3, 1998 and December 31, 1997:

                                       1998           1997

  Salaries and wages               $ 1,804,000    $ 2,353,000
  Income taxes                         633,000        139,000
  Insurance                          1,940,000      2,216,000
  Litigation                           984,000      1,461,000
  Other accrued expenses             4,076,000      4,374,000
    Total accrued expenses         $ 9,437,000    $10,543,000


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

Comparison of Third Quarter 1998 to Third Quarter 1997

The results for the third quarter 1998 were generally in line with expectations given the adverse economic events that began in the second quarter. The downturn in the Asian and emerging markets and the strong U.S. dollar continue to depress a number of the Corporation's domestic and international markets. The decline seems to be over but there is little evidence of a recovery in the markets affected.

Sales in the third quarter 1998 were $37,747,000, a decrease of 5.2% from $39,814,000 in 1997. Arlon third quarter sales decreased 8.5% over prior year. The decrease in the electronics and electrical markets and the impact of the General Motors strike more than offset the modest gains in the graphics and general industrial markets. The soft industrial markets combined with the strong U.S. dollar and the Asian economic problems all served to intensify pricing pressures in both domestic and industrial markets. Kasco sales increased 2.9% reflecting improved sales at Kasco's European divisions.

Gross profit decreased 13.0% to $11,825,000 from $13,586,000 as a result of the decreased sales and the continuing price pressures in the electronics and electrical industries and in export markets. The gross profit margin as a percent of sales decreased from 34.1% in 1997 to 31.3% in 1998.

Selling and administrative expenses decreased 2.6% to $9,461,000 from $9,717,000. As a percent of sales, selling and administrative expenses increased from 24.4% to 25.1%. Interest expense increased to $502,000 in 1998 as compared to $486,000 in 1997 due primarily to higher average borrowings.

The  effective  tax rate for the third quarter of  1998  was  37%
versus 36% for 1997. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net   income  decreased  45.8%  to  $1,173,000  as  compared   to
$2,165,000 in the third quarter of 1997. Diluted earnings per common share decreased 39.1% to $.14 from $.23 as a result of the reduced net income.

Comparison of First Nine Months 1998 to First Nine Months 1997

Due to the weak second and third quarter results, sales for the first nine months of 1998 were down 0.7% to $117,523,000 from $118,387,000 in 1997.

Gross profit decreased $2,420,000 or 5.9% from $40,674,000 in the first nine months of 1997. The gross profit margin as a percent of sales decreased from 34.4% to 32.6%. The profit margin declines are primarily attributable to the reduced sales and price pressures resulting from the impact of the Asian economic crisis during the second and third quarters.

Selling   and  administrative  expenses  increased   $80,000   to
$28,894,000.   As a percent of sales, selling and  administrative
expenses increased to 24.6% from 24.3%.

Interest expense increased $130,000 as compared to the first nine months of 1997. This increase was primarily the result of higher average borrowings.

The effective tax rate for the first nine months of 1998 was 37% versus 36.3% in 1997. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income decreased 25.8% to $4,957,000 from $6,685,000 and diluted earnings per common share decreased 21.1% to $.56 from $.71.


Liquidity and Capital Resources

At October 3, 1998, Bairnco had working capital of $34.2 million compared to $35.7 million at December 31, 1997. The increase in accounts receivable relates primarily to the increase in export business which has longer payment terms. Inventories are down approximately $1.3 million from the end of the second quarter consistent with programs initiated in the second quarter to reduce these inventories during the remainder of 1998. Accrued expenses are down from December 31, 1997 primarily due to 1997 accrued bonuses that were paid out during the first quarter 1998 and payments to our attorneys for defending the asbestos litigation.

During the first quarter 1998, the Board of Directors authorized an additional $5,000,000 to be available for the ongoing repurchase of Bairnco's common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business. During the third quarter Bairnco repurchased 199,500 shares of its common stock at a total cost of $1.3 million. Total shares repurchased during the first nine months of 1998 were 559,100.

At October 3, 1998, Bairnco's total debt outstanding was $33,102,000 compared to $30,318,000 at the end of 1997. This increase was primarily due to the stock repurchases. At October 3, 1998 approximately $15.8 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $2.6 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.5 million of capital expenditures during the third quarter of 1998 bringing the total capital expenditures for 1998 to $4,777,000. Total capital expenditures for 1998 are expected to approximate $7 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1998.

Year 2000 Compliance

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

In January of 1998 Bairnco adopted a formal plan to address the Year 2000 issue. This plan has defined roles, identified staff members to execute the plan, set target dates, and provided a detailed budget. The plan also incorporates the use of outside consultants.

Bairnco has compiled a checklist for all areas that may be affected by this issue. The Corporation has formed task forces at each of its operating divisions and charged them with doing thorough and complete audits of their facilities using the checklist as a guide. The Corporation is aware of some hardware issues and has assembled a plan to have the outmoded equipment replaced by next year.

Bairnco has assessed the software in use at all of its operations and identified applications that do not currently process using a four-digit field to record the date. The Corporation is in the process of adapting or replacing any such programs and expects to have the work completed on schedule.

Bairnco has contacted the majority of its suppliers and customers with whom the Corporation has a material business relationship regarding their Year 2000 state of readiness. The responses to date have indicated they are, or expect to be, Year 2000 compliant.

Based on the results of our efforts to date as discussed above, the Corporation believes it will not experience any material disruption in its operations due to Year 2000 issues with its computer software programs and operating systems or its interface with key suppliers and vendors. However, the implementation and validation of Bairnco's information technology ("IT") and non-IT systems, and the evaluation of the state of readiness of Bairnco's material business partners are ongoing. The disruption in service of any critical suppliers or the failure of the Corporation's operating systems to comply, could result in a shutdown of the operations affected for the duration of the disruption. The Corporation has not developed a contingency plan but intends to determine whether to develop such a plan during 1999.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 3, 1998.

Outlook

We believe the decline in the electronics and electrical markets has abated but there is no evidence of a meaningful recovery. Other general industrial markets have shown some softness. New products and penetration of new markets have partially mitigated the negative impact. We continue to reduce costs while maintaining the engineering, research, and sales resources to develop new products and markets and to focus on continuous cost improvements. These actions will partially offset the ongoing negative impact of weak markets. New products and the penetration of new markets will continue at Arlon. However, the operating results for the fourth quarter of 1998 are expected to be below 1997 results.

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Bairnco has been named as a defendant in a number of personal injury and wrongful death cases in which it is alleged that Bairnco is derivatively liable for the asbestos-related claims
against  its former subsidiary, Keene Corporation ("Keene").   On
December 6, 1993, Keene filed for protection under Chapter 11  of
the  Bankruptcy  Code.   On June 8, 1995,  the  Keene  Creditors'
Committee commenced an adversary proceeding in the Bankruptcy Court against Bairnco, its subsidiaries, certain of its present and former officers and directors, and others alleging that the transfer of assets for value by Keene to other subsidiaries of
Bairnco, and the spin-offs of certain other subsidiaries by Bairnco, were fraudulent and otherwise violative of state law (the "Transactions Lawsuit") and seeking compensatory damages of $700 million, plus interest and punitive damages. The complaint in the Transactions Lawsuit also includes a count under the civil RICO statute, 18 U.S.C. Section 1964, pursuant to which compensatory damages are trebled.

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

By order entered April 10, 1997, the Transactions Lawsuit was transferred from the Bankruptcy Court to the United States
District Court for the Southern District of New York, where it will be litigated. Bairnco and other defendants filed motions to dismiss the complaint for failure to state a claim as well as motions for summary judgment on the grounds that the complaint is time-barred.
On February 6, 1998, the court issued an opinion granting the motions to dismiss of four of the defendants in the Transactions Lawsuit. On October 13, 1998, the court issued an opinion denying the summary judgment motions brought by Bairnco and certain other defendants on statute of limitations grounds.
In the same opinion, the court granted the motions to dismiss brought by Bairnco and certain other defendants, to the extent of dismissing plaintiffs' claims under the RICO statute, and denied the motions to the extent of permitting plaintiffs' claims under state law to go forward. Defendant Kaydon Corporation has made a motion, in which Bairnco will join, for reconsideration by the district court, or certification of an interlocutory appeal, of the portion of the opinion denying the statute of limitations motion. The court has reserved decision on the remaining motions to dismiss or for summary judgment, which were brought by individual defendants. There can be no assurance that the remaining motions will result in dismissal of any part of the Transactions Lawsuit.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 3, 1998.

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5:  OTHER INFORMATION

         None.

Item 6(a):  EXHIBITS

         Exhibit 4 - Amendment  dated  as of October 13, 1998  to
         Amended  and Restated  Credit Agreement dated as of December 17,
         1992, by   and   among  Bairnco  Corporation  and   certain of
         subsidiaries and certain Commercial Lending Institutions and Bank of America, Illinois (formerly Continental Bank N.A.), as the Agent for Lenders, which is incorporated herein by reference to Exhibit 3.1 to Bairnco's Annual
         Report on Form 10-K for fiscal year ended December 31, 1992.

         Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended October 3, 1998 and September 27, 1997.

         Exhibit 11.2 - Calculation  of Basic and Diluted Earnings per
         Share for the  Nine  Months ended October 3, 1998 and September 27,
         1997.








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



                                              BAIRNCO CORPORATION
                                                     (Registrant)






                                          /s/ J. Robert Wilkinson
                                              J. Robert Wilkinson
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  October 30, 1998

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                             October 3, 1998