Form 10-K
period 1998-12-31
BAIRNCO CORP /DE/
filed 1999-03-23
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 8, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was $38,993,888.

On  March  8,  1999,  there  were 8,209,659  shares  of  Common  Stock
outstanding,   exclusive  of  treasury  shares  or  shares   held   by
subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1998. Part III incorporates information by reference from the Proxy Statement dated March 17, 1999 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 22, 1999.

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

     Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services.

     At December 31, 1998, Bairnco employed 816 persons including 13 Headquarters personnel. Bairnco's operations occupy approximately 634,700 square feet of factory and office space at its principal locations. There is an additional 54,000 square feet of leased space used as field warehouses throughout North America.


     b. & c. Financial Information About Industry Segments and Narrative Description of Business

     Bairnco Corporation is a diversified multinational company that operates two business sectors. Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers and dispersion chemistry. Replacement products and services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills. In Canada and France, in addition to providing its replacement products, Kasco also distributes equipment to the supermarket and food processing industries.

     Financial data and other information about the Corporation's segments is set forth in Note 10 to the Consolidated Financial Statements on pages 29 through 31 and on pages 4 through 7 of Bairnco's 1998 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 1998 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 and 13 of Bairnco's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

     The principal facilities utilized by each segment are detailed on page 10 under "Item 2. PROPERTIES" of this filing.

              ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

     Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers and dispersion chemistry. Arlon's principal products include high technology materials for the printed circuit board industry, pressure sensitive and adhesive coated cast and calendered vinyl films, custom-engineered laminates and coated products, and special silicone rubber compounds and components.

     Arlon Materials for Electronics has an international reputation as the premier supplier of high technology materials for the printed circuit board industry. These products are marketed principally to printed circuit board manufacturers and OEM's by a direct sales force in concert with strong technical support teams in the US and through distributors and manufacturers representatives in Europe, the Far East, and South America. Our Electronic Substrates product line includes high temperature, high performance thermoset laminates and prepreg bonding plies used in circuit boards for sophisticated commercial applications and military electronics. These applications require materials that withstand continuous high or widely varying operating temperatures, provide ease of field reparability, are highly reliable, and improve board fabrication yields. Intermediate temperature laminates, which provide improved product reliability and ease of manufacture at a lower cost, are also key to the line. The Microwave Materials product line offers application matched, reinforced PTFE and other resin based laminates providing high yields and high performance for low signal-loss and frequency-dependent microwave applications. The applications for this product line include digital cordless telephones, cellular phone systems, direct broadcast satellite TV systems, personal communications networks, global positioning satellites, local area networks, collision avoidance systems, and radar detection systems.

     Arlon specialty graphic films are marketed under the Calon brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems. These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. In November of 1998, Bairnco announced the purchase of MII International, Inc., a manufacturer of adhesive coated films for use in the graphics and industrial markets. MII's product lines complement Arlon's current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets. The acquisition also expanded Arlon's coating and converting capacity.

       Custom engineered laminates and coated products are also manufactured and marketed under the Arlon brand identity. Typical applications include insulating foam tapes for thermopane windows, specialty flexible circuit materials, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, identification cards and labels, durable printing stock, and other custom engineered laminates for specific industrial applications.

      A line of silicone rubber materials, used in a broad range of consumer, industrial and commercial products, is also manufactured and marketed under the Arlon brand identity. Typical applications and products include silicone rubber for molding composites, silicone rubber insulating tapes for traction motor coil windings, insulation for industrial flexible heaters, silicone materials for high temperature hose and duct markets, insulating tapes for electrical splices, as well as compliant thermally and electrically conductive silicone sheet adhesives known as ThermabondT.

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

Distribution

     Arlon products are marketed by company sales personnel, outside sales representatives and distributors in the North and South America, Europe, the Far East and several other international markets.

Raw Materials and Purchased Parts

     The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, TeflonT or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies  and  are  proprietary in nature.  Other raw  materials  are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.

     Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. The Corporation is aware that a raw material supplier will discontinue the sale of a resin system currently used in certain Arlon products. An alternative resin system has been qualified and is expected to completely replace the existing resin system during 1999. There are no other known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan, Europe and Brazil.

Employees

     As of December 31, 1998, approximately 486 employees were employed by the operations, which constitute Arlon's engineered materials and components.


Patents and Trademarks

     The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

               REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

     Replacement products and services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. These products and services include band saw blades for cutting meat and fish, chopper plates and knives for grinding meat, seasoning products, preventive maintenance for equipment in meat and deli operations, and other related butcher supply products. Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills. Kasco's Canadian and French operations also distribute equipment to the supermarket and food processing industries.

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

     During 1998, Kasco made several product design improvements to its band saw blades and its chopper plates and knives. Kasco has introduced a line of premium wood cutting band saw blades for use by professional cabinetry and furniture makers and serious hobbyists. The Mealtime Solutions seasoning program continues to be a success as sales for home meal replacement items within supermarkets increase. Mealtime Solutions offers a package of seasoning blends, recipes and instructions which allows a supermarket to present value-added products in their meat and deli departments. During 1998, Kasco developed several new product lines which expand their Mealtime Solutions program into deli and seafood departments.

     In North America, Kasco supplies its products and services directly to the supermarket and meat cutting industries through a continent-wide network of service professionals and exclusive distributors. During 1998, Kasco increased its emphasis on preventive maintenance, increasing the value-added service its network of professionals provides to customers.

Raw Materials and Purchased Supplies

     High quality carbon steel is the principal raw material used in the manufacture of band saw blades and is purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts and supplies are purchased from a number of manufacturers and distributors, mostly in the United States and Europe. In France, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this segment have been readily available throughout this last year and, despite some tightness in several seasoning raw materials forecasted for 1999, Kasco's long-term supply contracts assume adequate availability of raw materials to sustain the current growth rate in this segment.

Employees

     As of December 31, 1998, approximately 317 persons were employed in the replacement products and services segment.

Patents and Trademarks

     The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

     d.  Foreign Operations

     The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements on pages 29 through 31 of Bairnco's 1998 Annual Report to Stockholders which is incorporated herein by reference.

     In addition, export sales from the Corporation's US based operations for the years ended December 31, 1998, 1997 and 1996 were $30,554,000, $28,770,000 and $28,692,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.




     Item 2. PROPERTIES

     The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.


                                                      LEASED OR OWNED
LOCATION                            SQUARE FEET      (LEASE EXPIRATION)

CORPORATION TOTAL                       688,700


Headquarters

        Maitland, FL                      7,700      Leased (Expires 2000)


Engineered Materials and Components (Arlon)

        Bear, DE                        135,000      Owned
        East Providence, RI              60,000      Owned
        Northbrook,  IL                  30,000      Owned
        Rancho Cucamonga, CA             80,000      Owned
        Santa  Ana, CA                  124,000      Leased (Expires 2003)


Replacement Products and Services (Kasco)

        Gwent, Wales, UK                 25,000      Owned
        Pansdorf, Germany                22,000      Owned
        Paris, France                    20,000      Leased (Expires 2000)
        St. Louis, MO                    78,000      Owned
        St. Louis, MO                    20,000      Leased (Expires 2000)
        Toronto, Ontario, Canada         33,000      Owned
        Field Warehouses
           (Approximately 70 locations
           in North America)             54,000      Leased


     Item 3. LEGAL PROCEEDINGS

     Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants.

     Keene was spun off in 1990, filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and emerged from Chapter 11 pursuant to a plan of reorganization approved in 1996 (the "Keene Plan"). The Keene Plan provided for the creation of the KCT, and transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT. The Keene Plan further provided that only the KCT, and no other entity, can sue Bairnco in connection with the claims in the Transactions Lawsuit complaint. Therefore, although a number of other asbestos-related personal injury and property damage cases against Bairnco nominally remain pending in courts around the country, it is expected that the resolution of the Transactions Lawsuit in substance will resolve all such claims.

     Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District
Court  for  the  Southern District of New York, in which  the  KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 1998, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

       Bairnco and its Arlon subsidiary also are among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 and pending in the United States District Court for the Southern District of New York. In the Properties Lawsuit complaint, the KCT seeks a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case.

     Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

     Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1998.


     Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

     EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to executive officers of the Corporation is as follows:

     Name and Age of                        Data Pertaining to
     Executive Officers                     Executive Officers

     Luke E. Fichthorn III (57)                Mr. Fichthorn  has
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

     J. Robert Wilkinson (64)                  Mr. Wilkinson  was
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
                                     From  October 1989 to  March
                                     1990  he was Executive  Vice
                                     President    of    Shielding
                                     Systems    Corporation,    a
                                     wholly  owned subsidiary  of
                                     Bairnco.

     James W. Lambert (45)                      Mr.  Lambert  was
                                     appointed          Corporate
                                     Controller  of  Bairnco   on
                                     August  11, 1997.  Prior  to
                                     joining Bairnco, Mr. Lambert
                                     was  employed  for  over  15
                                     years  by  Air Products  and
                                     Chemicals Inc., in a variety
                                     of  financial, marketing and
                                     product           management
                                     capacities.

                                 PART II


     Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations" on page 14 of Bairnco's 1998 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 16 of Bairnco's 1998 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1998. The Board continues to review the dividend on a quarterly basis.

         b. The approximate number of holders of record of Bairnco common stock (par value $.01 per share) as of December 31, 1998 was 1,436.



     Item 6. SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 9 of Bairnco's 1998 Annual Report to Stockholders, which is incorporated herein by reference.



     Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis" on pages 10 through 13 of Bairnco's 1998 Annual
     Report to Stockholders which is incorporated herein by reference.



     Item 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES   ABOUT
              MARKET RISK

         The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one percentage point change in market rates in effect on December 31, 1998 would increase interest expense and hence reduce the net income of the Corporation by approximately $250,000 per year.

         The Corporation's fiscal 1998 sales denominated in a currency other than U.S. dollars were less than 15% of total sales and net assets maintained in a functional currency other than U.S. dollars at December 31, 1998 were less than 15% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 16 through 32 and the "Quarterly Results of Operations" on page 14 of Bairnco's 1998 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.



     Item 9. CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III


     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

         The information required with respect to directors of Bairnco is included in the Proxy Statement for the 1999 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

         See the information regarding executive officers of the Corporation on page 13 of this Annual Report on Form 10-K.



     Item 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 1999 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 1999 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 1999 Annual Meeting of Stockholders of Bairnco, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
              ON FORM 8-K

         a)  1.  Financial Statements

             Included in the 1998 Annual Report to Stockholders which is included as Exhibit 13 to this Annual
             Report on Form 10-K:

             -  Report of Independent Certified Public Accountants;
             -  Consolidated Statements of Income for  the  years
                  ended December 31, 1998, 1997 and 1996;
             -  Consolidated  Statements of Comprehensive  Income
                  for the years ended December 31, 1998, 1997 and
                  1996;
             -  Consolidated  Balance Sheets as of December  31,
                  1998 and 1997;
             -  Consolidated  Statements of Cash Flows  for  the
                  years ended December 31, 1998, 1997 and 1996;
             -  Consolidated    Statements   of    Stockholders'
                  Investment for the years ended December 31, 1998, 1997 and 1996;
             -  Notes to Consolidated Financial Statements.

             2.  Financial Statement Schedules

             Included in Part IV of this Annual Report on Form 10-K:

             -  Report    of   Independent   Certified    Public
                  Accountants on Financial Statement Schedules on
                  page 20 of this Annual Report on Form 10-K;
             -  Financial  Statement  Schedules  for  the  years
                  ended December 31, 1998, 1997 and 1996:

                     Schedule   II  -  Valuation  and  Qualifying
                     Accounts on page 21 of this Annual Report on Form 10-K;

             All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

             3.   See Index to Exhibits on pages 23 through 25 of
               this Annual Report on Form 10-K.

         b)  Reports on Form 8-K - None in fiscal year 1998.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BAIRNCO CORPORATION
                                                     (Registrant)



     Date:   March  19, 1999            By: /s/ J. Robert Wilkinson
                                            J. Robert Wilkinson
                                            Vice President-Finance and
                                              Treasurer
                                            (Principal Financial Officer)


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



          /s/ William F. Yelverton
         William F. Yelverton - Director



          /s/ J. Robert Wilkinson
         J. Robert Wilkinson - Vice President-Finance
         and Treasurer
         (Principal Financial Officer)



          /s/ James W. Lambert
         James W. Lambert - Controller
         (Principal Accounting Officer)


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ON FINANCIAL STATEMENT SCHEDULES




     TO BAIRNCO CORPORATION:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




     Orlando, Florida
     January 21, 1999
                                                  Arthur Andersen LLP



              BAIRNCO CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


               Balance                                        Balance
Year Ended     Beginning             Deductions               End
December 31,   of Year    Expenses   (a)          Other (b)   of Year

1998 - Reserve
for Doubtful
Accounts       $943,000   $372,000   $(241,000)   $150,000    $1,224,000

1997 - Reserve
for Doubtful
Accounts       $822,000   $365,000   $(244,000)   $     --    $  943,000

1996 - Reserve
for Doubtful
Accounts       $763,000   $300,000   $(241,000)   $     --    $  822,000

(a) Actual charges incurred in connection with the purpose for which the reserves were established.
(b)  Additions to the reserve from acquisition.




               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D.C.  20549





                            EXHIBITS

                               TO

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

Agreement  of  the  Company,   dated  Exhibit 4(e) to Bairnco's
March 30, 1987, to furnish a copy of  Annual Report on Form 10-K for
any   instrument  with  respect   to  fiscal year ended December 31,
certain other long-term debt to  the  1986.
Securities  and Exchange  Commission
upon its request.

Lease   dated  December   10,   1991  Exhibit 10 to Bairnco's Annual
between   Mattei   Corporation   and  Report on Form 10-K for fiscal
Bairnco Corporation.                  year ended December 31, 1991.

Lease,  dated  May 1, 1985,  between  Exhibit 10 to Bairnco's
John B. Merrill, Joseph S. Weedon Annual Report on Form 10-K and Richard A. Westberg and KASCO for fiscal year ended
Corporation as successor to Atlantic  December 31, 1986.
Service, Inc.

Standard Industrial Lease dated June  Exhibit 10 to Bairnco's
30,  1983 between James E. and Nancy  Annual Report on Form 10-K
S.   Welsh,  trustees  under   Welsh  for fiscal year ended
Family  Trust, dated April 20,  1979  December 31, 1983.
and  Arlon,  Inc.  as  successor  to
Keene Corporation.

Bairnco  Corporation 401(k)  Savings  Exhibit 4.3 to Bairnco's
Plan and Trust.                       Registration Statement on
                                      Form S-8, No. 33-41313.

Bairnco   Corporation   1990   Stock  Exhibit 4.3 to Bairnco's
Incentive Plan.                       Registration Statement on
                                      Form S-8, No. 33-36330.

Bairnco    Corporation    Management  Exhibit 10 to Bairnco's
Incentive Compensation Plan.          Annual Report on Form 10-K
                                      for fiscal year ended
                                      December 31, 1981.

Employment  Agreement dated  January  Exhibit 10 to Bairnco's
22,     1990,    between     Bairnco  Annual Report on Form 10-K
Corporation  and Luke  E.  Fichthorn  for fiscal year ended
III.                                  December 31, 1989.

Amendment  dated  as  of  April  18,  Exhibit 4 to Bairnco's
1995, to Amended and Restated Credit Quarterly Report on Form 10-Q Agreement dated as of December 17, for the quarterly period
1992,    by   and   among    Bairnco  ended April 1, 1995.
Corporation  and  certain   of   its
subsidiaries and certain  Commercial
Lending Institutions and Continental
Bank   NA   (now  Bank  of  America,
Illinois), as the Agent for Lenders.

Amendment  dated as of February  14,  Exhibit   4   to   Bairnco's
1997, to Amended and Restated Credit  Annual  Report on Form  10-K
Agreement  dated as of December  17,  for    fiscal   year   ended
1992,    by   and   among    Bairnco  December 31, 1996.
Corporation  and  certain   of   its
subsidiaries and certain  Commercial
Lending  Institutions  and  Bank  of
America, Illinois, as the Agent  for
Lenders.

Promissory Note dated January 31, Exhibit 4 to Bairnco's 1998, between Bairnco Corporation Annual Report on Form 10-K
and Bank of America NT&SA.            for    fiscal   year   ended
                                      December 31, 1997.
Amendment dated as of October 13, Exhibit 4 to Bairnco's 1998, to Amended and Restated Credit Quarterly Report on Form 10-Agreement dated as of December 17, Q for the quarterly period
1992,    by   and   among    Bairnco  ended October 3, 1998.
Corporation  and  certain   of   its
subsidiaries and certain  Commercial
Lending  Institutions  and  Bank  of
America, Illinois, as the Agent  for
Lenders.

Amendment  dated as of December  31,  Exhibit 4 filed herewith.
1998, to Amended and Restated Credit
Agreement  dated as of December  17,
1992,    by   and   among    Bairnco
Corporation  and  certain   of   its
subsidiaries and certain  Commercial
Lending  Institutions  and  Bank  of
America, Illinois, as the Agent  for
Lenders.

Calculation  of  Basic  and  Diluted  Exhibit 11 filed herewith.
Earnings  per  Share for  the  years
ended  December 31, 1998,  1997  and
1996.

1998 Annual Report to Stockholders.   Exhibit 13 filed herewith.

Subsidiaries of the Registrant.       Exhibit 21 filed herewith.

Consent of Independent Certified      Exhibit 23 filed herewith.
Public Accountants.

Financial Data Schedules.             Exhibit 27 filed herewith
                                      (electronic filing only).

Form 11-K Re: Bairnco Corporation     Exhibit 99 filed herewith.
401(k) Savings Plan and Trust for
the fiscal year ended December 31,
1998.