Form 10-Q
period 1999-04-03
BAIRNCO CORP /DE/
filed 1999-05-11
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 3, 1999
                      or

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

7,907,959 shares of Common Stock Outstanding as of April 26, 1999.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1999 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new products; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in product mix; changes in the pricing of the products of the Corporation or its competitors; the loss of a significant customer or supplier; production delays or inefficiencies; disruptions in operations due to labor disputes; the unanticipated costs and disruption in operations due to Year 2000 non-compliance; the costs and other effects of complying with environmental regulatory requirements; losses due to natural disasters where the Corporation is self-insured; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE QUARTERS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                               (Unaudited)

                                       1999            1998
Net sales                              $ 42,662,000    $ 42,125,000
  Cost of sales                          28,410,000      28,442,000
Gross profit                             14,252,000      13,683,000
  Selling and administrative expenses    10,245,000       9,716,000
Operating profit                          4,007,000       3,967,000
  Interest expense, net                     567,000         481,000
Income before income taxes                3,440,000       3,486,000
  Provision for income taxes              1,170,000       1,290,000
Net income                             $  2,270,000    $  2,196,000

Basic earnings per share of common
 stock (Note 2)                        $       0.28    $       0.25

Diluted earnings per share of common
 stock (Note 2)                        $       0.28    $       0.24

Dividends per share of common stock    $       0.05    $       0.05





The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE QUARTERS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                               (Unaudited)
                                 Note 3

                                          1999            1998
Net income                                $  2,270,000    $  2,196,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment     (335,000)        (74,000)
Comprehensive income                      $  1,935,000    $  2,122,000




The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF APRIL 3, 1999 AND DECEMBER 31, 1998

                                         (Unaudited)
                                              1999             1998
ASSETS
Current assets:
Cash and cash equivalents                     $    792,000     $    822,000
Accounts receivable, less allowances of
  $1,245,000 and $1,224,000, respectively       29,378,000       27,999,000
Inventories (Note 4)                            25,811,000       26,179,000
Deferred income taxes                            4,137,000        4,137,000
Other current assets                             1,909,000        1,709,000
       Total current assets                     62,027,000       60,846,000

Plant and equipment, at cost                    98,256,000       97,291,000
Less-Accumulated depreciation and amortization (57,345,000)     (55,889,000)
  Plant and equipment, net                      40,911,000       41,402,000
Cost in excess of net assets of purchased
 businesses                                     12,114,000       11,840,000
Other assets                                     4,469,000        4,467,000
                                              $119,521,000     $118,555,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                               $  2,820,000     $  4,373,000
Accounts payable                                12,436,000        9,022,000
Accrued expenses (Note 5)                       13,693,000       14,192,000
       Total current liabilities                28,949,000       27,587,000

Long-term debt                                  33,256,000       33,471,000
Deferred income taxes                            3,236,000        2,912,000
Other liabilities                                8,130,000        8,147,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
   shares authorized, none issued                       --               --
  Common stock, par value $.01, 30,000,000
   shares authorized, 11,187,224 shares
   issued                                          112,000          112,000
  Paid-in capital                               49,165,000       49,165,000
  Retained earnings                             24,534,000       22,670,000
  Accumulated other comprehensive income
   (Note 3)                                      1,410,000        1,745,000
  Treasury stock, at cost, 3,279,265 and
   2,904,165 shares, respectively              (29,271,000)     (27,254,000)
       Total stockholders' investment           45,950,000       46,438,000
                                              $119,521,000     $118,555,000



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE QUARTER ENDED APRIL 3, 1999 AND APRIL 4, 1998
                               (Unaudited)

                                                  1999          1998
Cash Flows from Operating Activities:
 Net income                                       $  2,279,000  $  2,196,000
 Adjustments to reconcile to net cash
  provided by operating activities:
   Depreciation and amortization                     1,843,000     1,704,000
   Loss (gain) on disposal of plant and equipment       20,000       (42,000)
   Deferred income taxes                               324,000         4,000
   Change in operating assets and liabilities:
    (Increase) in accounts receivable               (1,640,000)   (2,866,000)
    Decrease (increase) in inventories                 106,000      (879,000)
    (Increase) in other current assets                (217,000)      (71,000)
    Increase in accounts payable                     3,566,000     1,143,000
    (Decrease) in accrued expenses                    (337,000)   (1,124,000)
   Other                                              (444,000)       55,000
       Net cash provided by operating activities     5,491,000       120,000

Cash Flows from Investing Activities:
 Capital expenditures                               (1,371,000)   (1,775,000)
 Proceeds from sale of plant and equipment                  --        55,000
       Net cash (used in) investing activities      (1,371,000)   (1,720,000)

Cash Flows from Financing Activities:
 Net (repayments) borrowings of external debt       (1,637,000)    3,602,000
 Payment of dividends                                 (410,000)     (443,000)
 Purchase of treasury stock                         (2,017,000)   (2,164,000)
 Exercise of stock options                                  --        35,000
       Net cash (used in) provided by financing
        activities                                  (4,064,000)    1,030,000

Effect of foreign currency exchange rate changes
 on cash and cash equivalents                          (86,000)        1,000

Net (decrease) in cash and cash equivalents            (30,000)     (569,000)
equivalents
Cash and cash equivalents, beginning of period         822,000     1,217,000
Cash and cash equivalents, end of period          $    792,000  $    648,000



The accompanying notes are an integral part of these financial statements.

                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              APRIL 3, 1999
                               (Unaudited)


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

The  consolidated  results of operations for  the  quarter  ended
April 3, 1999 are not necessarily indicative of the results of operations for the full year.


(2)  Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Statements regarding the computation of earnings per share for the quarters ended April 3, 1999 and April 4, 1998 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic  earnings  per common share were computed by  dividing  net
income   by   the  weighted  average  number  of  common   shares
outstanding during the quarter. Diluted earnings per common share include the effect of all dilutive stock options.


(3)  Comprehensive Income

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


(4)  Inventories

Inventories consisted of the following as of April 3, 1999 and December 31, 1998:

                                   1999           1998

  Raw materials and supplies       $ 5,723,000    $ 5,701,000
  Work in process                    6,378,000      6,604,000
  Finished goods                    13,710,000     13,874,000
    Total inventories              $25,811,000    $26,179,000

(5)  Accrued Expenses

Accrued  expenses consisted of the following as of April 3,  1999 and December 31, 1998:

                                   1999           1998

  Salaries and wages               $ 2,061,000    $ 2,669,000
  Income taxes                       1,094,000        633,000
  Insurance                          2,598,000      2,462,000
  Litigation                         3,410,000      3,580,000
  Other accrued expenses             4,530,000      4,848,000
    Total accrued expenses         $13,693,000    $14,192,000

(6)  Reportable Segment Data

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

SFAS 131 requires disclosures for each segment that are similar to those required under previous standards with the addition of limited quarterly disclosure requirements. Bairnco adopted SFAS 131 effective January 1, 1998.

There are no differences to the 1998 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. In addition, there has been no material change in total assets of the segments from the amounts disclosed in the 1998 annual report. Financial information about the Corporation's operating segments for the first quarter of 1999 and 1998 as required under SFAS 131 is as follows:

1999                          Net Sales        Operating Profit (Loss)
Arlon                         $29,943,000      $4,010,000
Kasco                          12,719,000         966,000
Headquarters                           --        (969,000)
                              $42,662,000      $4,007,000


1998                          Net Sales        Operating Profit (Loss)
Arlon                         $30,063,000      $4,172,000
Kasco                          12,062,000         661,000
Headquarters                           --        (866,000)
                              $42,125,000      $3,967,000

(7)  Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II,
Item 1 ("Legal Proceedings") of this filing.



Item 2:MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1998.

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

Comparison of First Quarter 1999 to First Quarter 1998

The results for the first quarter were improved over last year's first quarter which was the best quarter of 1998 as the impact of the "Asian flu" and the down turn in the electronic market depressed results for the next three quarters. The improved results are primarily due to the inclusion of the acquisition made last year and substantial improvements in operating efficiencies.

Sales in the first quarter 1999 were $42,662,000, an increase of 1.3% from $42,125,000 in 1998. [Last year the first quarter was Bairnco's best quarter, whereas historically it has been the
third  best  quarter.]   Arlon's  sales  were  down  only  0.4%
from last year due to the inclusion of the acquisition and modest recoveries from the depressed markets of the last three quarters of last year. Kasco's sales increased 5.4% due to improved sales in the U.S.

Gross profit increased 4.2% to $14,252,000 from $13,683,000 due to improved manufacturing efficiencies and the contribution from the acquisition. The gross profit margin as a percent of sales increased to 33.4% from 32.5%.

Selling and administrative expenses increased 5.4% to $10,245,000
from   $9,716,000.   As   a  percent  of   sales,   selling   and
administrative expenses increased to 24.0% from 23.1%.

Productivity as measured by sales per employee improved 4.6% from $198,900 in 1998 to $208,100 in 1999.

Interest expense increased to $567,000 in 1999 as compared to $481,000 in 1998 due primarily to higher average borrowings resulting from the acquisition in the fourth quarter of 1998 and the continuing program to repurchase Bairnco common stock.

The  effective  tax rate for the first quarter of  1999  was  34%
versus 37% for 1998. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income was up to $2,270,000 as compared to $2,196,000 in the first quarter of 1998. These results represent a significant improvement over the results for the prior three quarters.

Diluted earnings per common share increased 16.7% to $.28 from $.24 as a result of improved earnings and the reduced number of shares outstanding.

Dividend

The first quarter cash dividend of $.05 per share was paid on March 31, 1999 to stockholders of record on March 8, 1999.

Liquidity and Capital Resources

At April 3, 1999, Bairnco had working capital of $33.1 million compared to $33.3 million at December 31, 1998. The increase in accounts receivable relates primarily to the increased sales in the first quarter of 1999 versus the fourth quarter of 1998.

During the first quarter 1999, the Board of Directors authorized an additional $5,000,000 to be available for the ongoing repurchase of Bairnco's common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business. During the first quarter Bairnco repurchased 375,100 shares of its common stock at a total cost of $2,017,000.

At April 3, 1999, Bairnco's total debt outstanding was $36,076,000 compared to $37,844,000 at the end of 1998. At April 3, 1999 approximately $10.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $6.0 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.4 million of capital expenditures during the first quarter of 1999. Total capital expenditures for 1999 are expected to approximate $8.5 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1999.



Year 2000 Compliance

As stated in Bairnco's 1998 Annual Report on Form 10-K, the Corporation has evaluated and identified its internal risks of software failure due to processing errors arising from calculations using the Year 2000 date. The plan that was established to maintain the integrity of its financial systems and ensure the reliability of its operating systems is proceeding on schedule. The total estimated cost of achieving Year 2000 compliance remains at approximately $250,000 and includes software and installation costs. Of this amount, approximately
$200,000 had been incurred through April 3, 1999 with the remainder expected to be incurred during the second and third quarters of 1999.

In January of 1998 Bairnco adopted a formal plan to address the Year 2000 issue. This plan has defined roles, identified staff members to execute the plan, set target dates, and provided a detailed budget. The plan also incorporates the use of outside consultants. The plan is periodically updated and modified, and progress is monitored against it to ensure that target dates are being met and that the Corporation designates whatever resources are necessary to meet the plan's requirements.

Bairnco has compiled a checklist for all areas that may be affected by this issue. The Corporation has formed task forces at each of its operating divisions and charged them with doing thorough and complete audits of their facilities using the checklist as a guide. The Corporation is aware of some hardware issues and has assembled a plan to have the outmoded equipment replaced. This process has begun and will be completed during the second and third quarters of 1999.

Bairnco has assessed the software in use at all of its operations and identified applications that do not currently process using a four-digit field to record the date. The Corporation is in the process of adapting or replacing any such programs and expects to have the work completed on schedule. Through April 3, 1999, five of the seven North American locations' operating information technology ("IT") systems plus all of the European locations' IT systems had been upgraded to be Year 2000 compliant with the remaining two North American locations expected to be completed by the end of the third quarter of 1999. These two locations are in various stages of validation and implementation of the upgraded systems.

Bairnco has contacted the majority of its suppliers and customers with whom the Corporation has a material business relationship regarding their Year 2000 state of readiness. The responses to date have indicated they are, or expect to be, Year 2000 compliant.

Based on the results of our efforts to date as discussed above, the Corporation believes it will not experience any material disruption in its operations due to Year 2000 issues with its computer software programs and operating systems or its interface with key suppliers and vendors. However, the implementation and validation of Bairnco's IT and non-IT systems, and the evaluation of the state of readiness of Bairnco's material business partners are ongoing. The disruption in service of any critical suppliers or the failure of the Corporation's operating systems to comply, could result in a shutdown of the operations affected for the duration of the disruption.

The Corporation is currently analyzing the risks of a "most reasonably likely worst case scenario" in order to determine whether to develop a contingency plan to address this uncertainty. This process is scheduled for completion during the second quarter of 1999 and if necessary, a contingency plan will be formalized and implemented during the third quarter of 1999.


Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 3, 1999.

Outlook

The outlook for 1999 is for resumed growth and progress towards our objectives. We continue to see modest improvements in served markets as compared to the run rates of the last nine months of last year. Both foreign and domestic competition remains intense in most markets.

Last year's earnings per share were $.72 excluding the legal charge in the fourth quarter. Based on the first quarter results and the trend of the business entering the second quarter, we expect the results for 1999 to show a substantial improvement over last year.

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.


Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one percentage point change in market rates in effect on April 3, 1999 would increase interest expense and hence reduce the net income of the Corporation by approximately $250,000 per year.

The Corporation's fiscal first quarter 1999 sales denominated in a currency other than U.S. dollars were approximately 16% of total sales and net assets maintained in a functional currency other than U.S. dollars at April 3, 1999 were less than 15% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through April 3, 1999, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

Bairnco and its Arlon subsidiary ("Arlon") also are among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 and pending in the United States District Court for the Southern District of New York. In the Properties Lawsuit complaint, the KCT seeks a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case. In an answer and counterclaims, Bairnco and Arlon have denied the KCT's claims and have requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 3, 1999.


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.


Item 3:  DEFAULTS UPON SENIOR SECURITIES

       None.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 1999. The annual meeting of stockholders of Bairnco was held in Maitland, Florida on April 22, 1999. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 1999 fiscal year and elected all nominees to the Board of Directors. The following table sets forth the results of votes:

                                                              Votes Against
                                             Votes For          or Withheld
a.  Votes on Ratification of Management's
     selection of Auditors:

      Arthur Andersen LLP                    6,981,254        46,459

b.  Votes on Election of Directors:

      Luke E. Fichthorn III                  6,963,001        64,712
      Charles T. Foley                       6,963,301        64,412
      Richard A. Shantz                      6,962,101        65,612
      William F. Yelverton                   6,965,065        62,648


Item 5:  OTHER INFORMATION

       None.

Item 6(a):  EXHIBITS

       Exhibit 11 - Calculation  of Basic and Diluted Earnings per Share
                    for the Quarters ended April 3, 1999 and April 4, 1998.










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



                                              BAIRNCO CORPORATION
                                                  (Registrant)






                                          /s/ J. Robert Wilkinson
                                              J. Robert Wilkinson
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  May 3, 1999

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              April 3, 1999