Form 10-Q
period 1999-07-03
BAIRNCO CORP /DE/
filed 1999-08-05
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 1999
                                   or

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

7,888,259 shares of Common Stock Outstanding as of July 30, 1999.


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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE QUARTERS ENDED JULY 3, 1999 AND JULY 4, 1998
                               (Unaudited)



                                         1999          1998

Net sales                                $ 42,653,000  $ 37,651,000
  Cost of sales                            28,171,000    24,905,000
Gross profit                               14,482,000    12,746,000
  Selling and administrative expenses      10,461,000     9,717,000
Operating profit                            4,021,000     3,029,000
  Interest expense, net                       515,000       508,000
Income before income taxes                  3,506,000     2,521,000
  Provision for income taxes                1,192,000       933,000
Net income                               $  2,314,000  $  1,588,000

Basic earnings per share of
  common stock (Note 2)                  $       0.29  $       0.18

Diluted earnings per share of
  common stock (Note 2)                  $       0.29  $       0.18

Dividends per share of common stock      $       0.05  $       0.05



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                               (Unaudited)


                                         1999          1998

Net sales                                $ 85,315,000  $ 79,776,000
  Cost of sales                            56,581,000    53,347,000
Gross profit                               28,734,000    26,429,000
  Selling and administrative expenses      20,706,000    19,433,000
Operating profit                            8,028,000     6,996,000
  Interest expense, net                     1,082,000       989,000
Income before income taxes                  6,946,000     6,007,000
  Provision for income taxes                2,362,000     2,223,000
Net income                               $  4,584,000  $  3,784,000

Basic earnings per share of
  common stock (Note 2)                  $       0.57  $       0.43

Diluted earnings per share of
  common stock (Note 2)                  $       0.57  $       0.42

Dividends per share of common stock      $       0.10  $       0.10



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE QUARTERS ENDED JULY 3, 1999 AND JULY 4, 1998
                               (Unaudited)
                                 Note 3


                                           1999          1998

Net income                                 $  2,314,000  $  1,588,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment      (181,000)       (4,000)
Comprehensive income                       $  2,133,000  $  1,584,000



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                               (Unaudited)
                                 Note 3


                                           1999          1998

Net income                                 $  4,584,000  $  3,784,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment      (516,000)      (78,000)
Comprehensive income                       $  4,068,000  $  3,706,000



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF JULY 3, 1999 AND DECEMBER 31, 1998

                              (Unaudited)
                                           1999          1998
ASSETS
Current assets:
Cash and cash equivalents                  $    696,000  $    822,000
Accounts receivable, less allowances of
  $1,320,000 and $1,224,000, respectively    28,967,000    27,999,000
Inventories (Note 4)                         25,387,000    26,179,000
Deferred income taxes                         4,137,000     4,137,000
Other current assets                          1,987,000     1,709,000
       Total current assets                  61,174,000    60,846,000

Plant and equipment, at cost                 99,370,000    97,291,000
Less - Accumulated depreciation and
  amortization                              (58,979,000)  (55,889,000)
  Plant and equipment, net                   40,391,000    41,402,000
Cost in excess of net assets of purchased
  businesses                                 12,000,000    11,840,000
Other assets                                  4,392,000     4,467,000
                                           $117,957,000  $118,555,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                            $  3,245,000  $  4,373,000
Accounts payable                             10,613,000     9,022,000
Accrued expenses (Note 5)                    13,367,000    14,192,000
       Total current liabilities             27,225,000    27,587,000

Long-term debt                               31,934,000    33,471,000
Deferred income taxes                         3,138,000     2,912,000
Other liabilities                             8,125,000     8,147,000
Stockholders' Investment:
  Preferred stock, par value $.01,
   5,000,000 shares authorized,
   none issued                                      --            --
  Common stock, par value $.01, 30,000,000
   shares authorized, 11,187,224 shares
   issued                                       112,000       112,000
  Paid-in capital                            49,165,000    49,165,000
  Retained earnings                          26,446,000    22,670,000
  Accumulated other comprehensive income
   (Note 3)                                   1,229,000     1,745,000
  Treasury stock, at cost, 3,298,965 and
   2,904,165 shares, respectively           (29,417,000)  (27,254,000)
       Total stockholders' investment        47,535,000    46,438,000
                                           $117,957,000  $118,555,000



The accompanying notes are an integral part of these financial statements.

                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                               (Unaudited)

                                           1999          1998
Cash Flows from Operating Activities:
 Net income                                $ 4,584,000   $ 3,784,000
 Adjustments to reconcile to net
  cash provided by operating activities:
   Depreciation and amortization             3,688,000     3,423,000
   Loss (gain) on disposal of plant and
    equipment                                   25,000       (27,000)
   Deferred income taxes                       226,000       (12,000)
   Change in operating assets and
    liabilities:
     (Increase) decrease in accounts
      receivable                            (1,396,000)      359,000
     Decrease (increase) in inventories        392,000    (1,772,000)
     (Increase) in other current assets       (305,000)     (441,000)
     Increase in accounts payable            1,755,000       275,000
     (Decrease) in accrued expenses           (583,000)   (1,686,000)
   Other                                      (384,000)     (184,000)
 Net cash provided by operating activities   8,002,000     3,719,000

Cash Flows from Investing Activities:
 Capital expenditures                       (2,641,000)   (3,301,000)
 Proceeds from sale of plant and equipment       2,000        66,000
 Net cash (used in) investing activities    (2,639,000)   (3,235,000)

Cash Flows from Financing Activities:
 Net (repayments) borrowings of external
  debt                                      (2,472,000)    3,826,000
 Payment of dividends                         (806,000)     (880,000)
 Purchase of treasury stock                 (2,163,000)   (3,664,000)
 Exercise of stock options                         --         66,000
 Net cash (used in) financing activities    (5,441,000)     (652,000)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents          (48,000)       29,000

Net (decrease) in cash and cash
 equivalents                                  (126,000)     (139,000)
Cash and cash equivalents, beginning of
 period                                        822,000     1,217,000
Cash and cash equivalents, end of period   $   696,000   $ 1,078,000



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JULY 3, 1999
                               (Unaudited)


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

The consolidated results of operations for the quarter and six-month period ended July 3, 1999 are not necessarily indicative of the results of operations for the full year.


(2)  Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Statements regarding the computation of earnings per share for the quarters and six-month periods ended July 3, 1999 and July 4, 1998 are included as Exhibit 11.1 and
Exhibit 11.2, respectively, to this Quarterly Report on Form  10-
Q.

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


(4)  Inventories

Inventories consisted of the following as of July 3, 1999 and December 31, 1998:

                                    1999           1998

  Raw materials and supplies        $ 5,466,000    $ 5,701,000
  Work in process                     6,787,000      6,604,000
  Finished goods                     13,134,000     13,874,000
          Total inventories         $25,387,000    $26,179,000


(5)  Accrued Expenses

Accrued  expenses consisted of the following as of July  3,  1999 and December 31, 1998:

                                    1999           1998

  Salaries and wages                $ 2,912,000    $ 2,669,000
  Income taxes                          246,000        633,000
  Insurance                           2,649,000      2,462,000
  Litigation                          2,891,000      3,580,000
  Other accrued expenses              4,669,000      4,848,000
          Total accrued expenses    $13,367,000    $14,192,000

Accrued expenses-litigation: The Corporation accrues for the estimated costs to defend existing lawsuits, claims and proceedings where it is probable that it will incur such costs in the future. These non-discounted accruals are management's best estimate of the most likely cost to defend the litigation based on discussions with counsel. Such estimates are reviewed and evaluated in light of ongoing experiences and expectations. Any changes in estimates from this review process are reflected in operations currently.

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. The litigation provision added to the existing reserves for asbestos-related litigation expenditures due to a change in the estimate to defend the
Transaction Lawsuit (refer to Part II, Item 1. "Legal Proceedings" of this filing). During the first half of 1999, approximately $610,000 had been spent. The remaining litigation reserves included in accrued expenses and other long-term liabilities in the Corporation's consolidated condensed balance sheet are expected to be spent by the end of 2001. These litigation reserves and related time frame for spending assume a vigorous defense of the case through discovery, summary judgment motions and trial.


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

There are no differences to the 1998 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. In addition, there has been no material change in total assets of the segments from the amounts disclosed in the 1998 annual report. Financial information about the Corporation's operating segments for the second quarter of 1999 and 1998 as required under SFAS 131 is as follows:

1999                     Net Sales      Operating Profit (Loss)
Arlon                    $30,372,000    $ 3,976,000
Kasco                     12,281,000      1,129,000
Headquarters                     --      (1,084,000)
                         $42,653,000    $ 4,021,000


1998                     Net Sales      Operating Profit (Loss)
Arlon                    $25,606,000    $ 3,020,000
Kasco                     12,045,000        956,000
Headquarters                     --        (947,000)
                         $37,651,000     $3,029,000

Financial information about the Corporation's operating segments for the six-month periods ended July 3, 1999 and July 4, 1998 as required under SFAS 131 is as follows:

1999                     Net Sales      Operating Profit (Loss)
Arlon                    $60,315,000    $ 7,986,000
Kasco                     25,000,000      2,095,000
Headquarters                     --      (2,053,000)
                         $85,315,000    $ 8,028,000


1998                     Net Sales      Operating Profit (Loss)
Arlon                    $55,669,000    $ 7,192,000
Kasco                     24,107,000      1,617,000
Headquarters                     --      (1,813,000)
                         $79,776,000    $ 6,996,000

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

Comparison of Second Quarter 1999 to Second Quarter 1998

The results for the second quarter of 1999 were significantly improved over last year's second quarter which was negatively impacted by the "Asian flu" and the down turn in the electronic market. The improved results reflect the substantial improvements in operating efficiencies at three of the plants and the results of the acquisition made during the fourth quarter of last year.

Sales in the second quarter 1999 were $42,653,000 an increase of 13.3% from $37,651,000 in 1998. Arlon's sales increased 18.6%
from last year due to the inclusion of the acquisition and significant recoveries from the depressed markets of the last three quarters of 1998. Kasco's sales increased only 2.0% due to the soft European markets.

Gross profit increased 13.6% to $14,482,000 from $12,746,000 due to increased sales, improved manufacturing efficiencies and the contribution from the acquisition. The gross profit margin as a percent of sales increased to 34.0% from 33.9%.

Selling and administrative expenses increased 7.7% to $10,461,000
from   $9,717,000.   As   a  percent  of   sales,   selling   and
administrative expenses decreased to 24.5% from 25.8%.

Productivity as measured by sales per employee improved 13.6% to $207,800 in the second quarter of 1999 from $183,000 in 1998. Interest expense increased slightly to $515,000 in 1999 as compared to $508,000 in 1998. The effective tax rate for the second quarter of 1999 was 34% versus 37% for 1998. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 45.7% to $2,314,000 as compared to $1,588,000 in the second quarter of 1998. Diluted earnings per common share increased 61.1% to $.29 from $.18 as a result of improved earnings and the reduced number of shares outstanding.

Comparison of First Six Months 1999 to First Six Months 1998

Sales for the first half of 1999 were up 6.9% to $85,315,000 from $79,776,000 in 1998 due to the recovery in 1999 from the depressed markets of the second quarter of 1998 and the inclusion of the acquisition made in the fourth quarter of last year.

Gross profit increased $2,305,000, or 8.7% from $26,429,000 in the first half of 1998. The gross profit margin as a percent of sales increased from 33.1% to 33.7%. The profit margin improvement is due to increased sales, improved manufacturing efficiencies and the contribution from the acquisition.

Selling and administrative expenses increased 6.6% to $20,706,000 from $19,433,000. This increase was primarily due to expenses associated with the acquisition. As a percent of sales, selling and administrative expenses decreased to 24.3% from 24.4%.

Interest expense increased $93,000 as compared to the first half of 1998. The effective tax rate for the first half of 1999 was 34% versus 37% in 1998. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 21.1% to $4,584,000 from $3,784,000 and diluted earnings per common share increased 35.7% to $.57 from $.42 in 1998.

Dividend

The second quarter cash dividend of $.05 per share was paid on July 1, 1999 to stockholders of record on June 7, 1999.

Liquidity and Capital Resources

At July 3, 1999, Bairnco had working capital of $33.9 million compared to $33.3 million at December 31, 1998. The increase in accounts receivable relates primarily to the increased sales in the second quarter of 1999 versus the fourth quarter of 1998. The increase in accounts payable reflects the timing of purchases and subsequent payments to vendors. Accrued expenses have decreased due primarily to payments for litigation expenses.

During the second quarter of 1999 Bairnco repurchased 19,700 shares of its common stock at a total cost of $147,000. Total shares repurchased during the first half of 1999 were 394,800. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At July 3, 1999, Bairnco's total debt outstanding was $35,179,000 compared to $37,844,000 at the end of 1998. At July 3, 1999 approximately $12.1 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $5.4 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.2 million of capital expenditures during the second quarter of 1999 bringing the total capital expenditures for the first half of 1999 to $2.6 million. Total capital expenditures for 1999 are expected to approximate $8.1 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1999.


Year 2000 Compliance

As stated in Bairnco's 1998 Annual Report on Form 10-K, the Corporation has evaluated and identified its internal risks of software failure due to processing errors arising from calculations using the Year 2000 date. The plan that was established to maintain the integrity of its financial systems and ensure the reliability of its operating systems is proceeding on schedule. The total estimated cost of achieving Year 2000 compliance remains at approximately $250,000 and includes software and installation costs. The majority of the $250,000 has been spent with the remainder to be incurred during the second half of 1999.

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

Bairnco has compiled a checklist for all areas that may be affected by this issue. The Corporation has formed task forces at each of its operating divisions and charged them with doing thorough and complete audits of their facilities using the checklist as a guide. The Corporation is aware of some hardware issues and has assembled a plan to have the outmoded equipment replaced. This process is ongoing and will be completed during the third quarter of 1999.

Bairnco has assessed the software in use at all of its operations and identified applications that do not currently process using a four-digit field to record the date. The Corporation is in the process of adapting or replacing any such programs and expects to have the work completed on schedule. Through July 3, 1999, six of the seven North American locations' operating information technology ("IT") systems plus all of the European locations' IT systems had been upgraded to be Year 2000 compliant with the remaining North American location scheduled for completion in October 1999. This location is in various stages of validation and implementation of the upgraded systems.

Bairnco has contacted the majority of its suppliers and customers with whom the Corporation has a material business relationship regarding their Year 2000 state of readiness. The responses to date have indicated they are, or expect to be, Year 2000 compliant.

The Corporation currently believes its "most reasonably likely worst case scenario" to be potential disruptions in its operations due to reliance on third parties whose systems may fail. There can be no guarantees such failures will not occur. The disruption in service of any critical suppliers, including utilities, or the failure of the Corporation's operating systems to comply, could have a material adverse impact on the
Corporation. The possible consequences include, but are not limited to, a temporary slowdown or cessation in manufacturing product, delays in the delivery or distribution of product, and delays in processing transactions. The Corporation cannot at the present time estimate the potential cost of any such failures.

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

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 3, 1999.

Outlook

The outlook for 1999 is for resumed growth and progress towards our objectives. We continue to see modest improvements in served markets as compared to the run rates of the last nine months of last year. Both foreign and domestic competition remains intense in most markets.

Last year's earnings per share were $.72 excluding the legal charge in the fourth quarter. Based on the operating results for the first half of 1999 and the trend of the business continuing into the third quarter, we expect the results for 1999 to show a substantial improvement over last year.

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
        RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on July 3, 1999 would increase interest expense and hence reduce the net income of the Corporation by approximately $250,000 per year.

The Corporation's fiscal second quarter 1999 sales denominated in a currency other than U.S. dollars were approximately 13.8% of total sales and net assets maintained in a functional currency other than U.S. dollars at July 3, 1999 were approximately 15.0% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through July 3, 1999, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 3, 1999.


Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.


Item 3: DEFAULTS UPON SENIOR SECURITIES

        None.


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the second quarter of 1999.


Item 5: OTHER INFORMATION

        None.


Item 6(a): EXHIBITS

           Exhibit 11.1 - Calculation of Basic and Diluted Earnings
                          per Share for the Quarters ended July 3, 1999 and July 4, 1998.

           Exhibit 11.2 - Calculation of Basic and Diluted Earnings
                          per Share for the Six Months ended July 3, 1999 and July 4, 1998.










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



                                              BAIRNCO CORPORATION
                                                  (Registrant)






                                          /s/ J. Robert Wilkinson
                                              J. Robert Wilkinson
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  August 5, 1999

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              July 3, 1999