Form 10-Q
period 1999-10-02
BAIRNCO CORP /DE/
filed 1999-11-09
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 2, 1999
                                   or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
               Commission File Number               1-8120

                          BAIRNCO CORPORATION
         (Exact name of registrant as specified in its charter)

                   Delaware                          13-3057520
        (State or other jurisdiction of            (IRS Employer
       incorporation or organization)         Identification No.)

       300 Primera Boulevard, Suite 432, Lake Mary, FL  32746
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

7,877,884 shares of Common Stock Outstanding as of October 29, 1999.


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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE QUARTERS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                               (Unaudited)



                                      1999          1998

Net sales                             $ 42,130,000  $ 37,747,000
  Cost of sales                         28,945,000    25,922,000
Gross profit                            13,185,000    11,825,000
  Selling and administrative expenses    9,768,000     9,461,000
Operating profit                         3,417,000     2,364,000
  Interest expense, net                    516,000       502,000
Income before income taxes               2,901,000     1,862,000
  Provision for income taxes               888,000       689,000
Net income                            $  2,013,000  $  1,173,000

Basic earnings per share of
  common stock (Note 2)               $       0.25  $       0.14

Diluted earnings per share of
  common stock (Note 2)               $       0.25  $       0.14

Dividends per share of common stock   $       0.05  $       0.05




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                               (Unaudited)


                                      1999          1998

Net sales                             $127,445,000  $117,523,000
  Cost of sales                         85,526,000    79,269,000
Gross profit                            41,919,000    38,254,000
  Selling and administrative expenses   30,474,000    28,894,000
Operating profit                        11,445,000     9,360,000
  Interest expense, net                  1,598,000     1,491,000
Income before income taxes               9,847,000     7,869,000
  Provision for income taxes             3,250,000     2,912,000
Net income                            $  6,597,000   $ 4,957,000

Basic earnings per share of
  common stock (Note 2)               $       0.82   $      0.57

Diluted earnings per share of
  common stock (Note 2)               $       0.82   $      0.56

Dividends per share of common stock   $       0.15   $      0.15




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE QUARTERS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                               (Unaudited)
                                 Note 3


                                           1999           1998

Net income                                 $  2,013,000   $  1,173,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       246,000        319,000
Comprehensive income                       $  2,259,000   $  1,492,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                               (Unaudited)
                                 Note 3


                                           1999           1998

Net income                                 $  6,597,000   $  4,957,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment      (270,000)       241,000
Comprehensive income                       $  6,327,000   $  5,198,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
               AS OF OCTOBER 2, 1999 AND DECEMBER 31, 1998

                                                (Unaudited)
                                                1999          1998
ASSETS
Current assets:
Cash and cash equivalents                       $    954,000  $    822,000
Accounts receivable, less allowances of
  $1,452,000 and $1,224,000, respectively         31,340,000    27,999,000
Inventories (Note 4)                              24,406,000    26,179,000
Deferred income taxes                              4,137,000     4,137,000
Other current assets                               2,682,000     1,709,000
       Total current assets                       63,519,000    60,846,000

Plant and equipment, at cost                     101,277,000    97,291,000
Less - Accumulated depreciation and amortization (60,909,000)  (55,889,000)
  Plant and equipment, net                        40,368,000    41,402,000
Cost in excess of net assets of purchased
  businesses                                      11,948,000    11,840,000
Other assets                                       4,430,000     4,467,000
                                                $120,265,000  $118,555,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                                 $  4,821,000  $  4,373,000
Accounts payable                                  10,798,000     9,022,000
Accrued expenses (Note 5)                         14,938,000    14,192,000
       Total current liabilities                  30,557,000    27,587,000

Long-term debt                                    29,920,000    33,471,000
Deferred income taxes                              2,918,000     2,912,000
Other liabilities                                  7,468,000     8,147,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
   shares authorized, none issued                         --            --
  Common stock, par value $.01, 30,000,000
   shares authorized, 11,198,849 and
   11,187,224 shares issued, respectively            112,000       112,000
  Paid-in capital                                 49,235,000    49,165,000
  Retained earnings                               28,067,000    22,670,000
  Accumulated other comprehensive income
   (Note 3)                                        1,475,000     1,745,000
  Treasury stock, at cost, 3,308,965 and
   2,904,165 shares, respectively                (29,487,000)  (27,254,000)
       Total stockholders' investment             49,402,000    46,438,000
                                                $120,265,000  $118,555,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                               (Unaudited)

                                                1999          1998
Cash Flows from Operating Activities:
 Net income                                     $ 6,597,000   $ 4,957,000
 Adjustments to reconcile to net cash provided
  by operating activities:
   Depreciation and amortization                  5,578,000     5,073,000
   Loss (gain) on disposal of plant
    and equipment                                    75,000       (13,000)
   Deferred income taxes                              6,000       (32,000)
   Change in operating assets and liabilities:
    (Increase) in accounts receivable            (3,596,000)   (1,208,000)
    Decrease (increase) in inventories            1,523,000      (169,000)
    (Increase) decrease in other current assets    (989,000)      819,000
    Increase in accounts payable                  1,916,000       224,000
    Increase (decrease) in accrued expenses         902,000    (1,240,000)
    Other                                        (1,091,000)     (730,000)
 Net cash provided by operating activities       10,921,000     7,681,000


Cash Flows from Investing Activities:
 Capital expenditures                            (4,354,000)   (4,777,000)
 Proceeds from sale of plant and equipment            2,000        83,000
 Net cash (used in) investing activities         (4,352,000)   (4,694,000)


Cash Flows from Financing Activities:
 Net (repayments) borrowings of external debt    (2,991,000)    2,680,000
 Payment of dividends                            (1,201,000)   (1,307,000)
 Purchase of treasury stock                      (2,233,000)   (5,003,000)
 Exercise of stock options                           70,000        75,000
 Net cash (used in) financing activities         (6,355,000)   (3,555,000)


Effect of foreign currency exchange rate
 changes on cash and cash equivalents               (82,000)      (28,000)

Net increase (decrease) in cash and
 cash equivalents                                   132,000      (596,000)

Cash and cash equivalents, beginning of period      822,000     1,217,000
Cash and cash equivalents, end of period        $   954,000    $  621,000




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

The consolidated results of operations for the quarter and nine-month period ended October 2, 1999 are not necessarily indicative of the results of operations for the full year.


(2)  Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Statements regarding the computation of earnings per share for the quarters and nine-month periods ended October 2, 1999 and October 3, 1998 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

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


(4)  Inventories

Inventories consisted of the following as of October 2, 1999 and December 31, 1998:

                                    1999           1998

 Raw materials and supplies         $ 5,749,000    $ 5,701,000
 Work in process                      7,272,000      6,604,000
 Finished goods                      11,385,000     13,874,000
          Total inventories         $24,406,000    $26,179,000


(5)  Accrued Expenses

Accrued expenses consisted of the following as of October 2, 1999 and December 31, 1998:

                                    1999           1998

 Salaries and wages                 $ 3,113,000    $ 2,669,000
 Income taxes                           207,000        633,000
 Insurance                            3,241,000      2,462,000
 Litigation                           3,319,000      3,580,000
 Other accrued expenses               5,058,000      4,848,000
          Total accrued expenses    $14,938,000    $14,192,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. The litigation provision added to the existing reserves for asbestos-related litigation expenditures due to a change in the estimate to defend the
Transaction Lawsuit (refer to Part II, Item 1. "Legal Proceedings" of this filing). During the nine months of 1999, approximately $1.2 million had been spent. The remaining litigation reserves included in accrued expenses and other long-term liabilities in the Corporation's consolidated condensed balance sheet are expected to be spent by the end of 2001. These litigation reserves and related time frame for spending assume a vigorous defense of the case through discovery, summary judgment motions and trial.


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

There are no differences to the 1998 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. In addition, there has been no material change in total assets of the segments from the amounts disclosed in the 1998 annual report. Financial information about the Corporation's operating segments for the third quarter of 1999 and 1998 as required under SFAS 131 is as follows:

1999                          Net Sales       Operating Profit (Loss)
Arlon                         $30,222,000     $ 3,751,000
Kasco                          11,908,000         794,000
Headquarters                           --      (1,128,000)
                              $42,130,000     $ 3,417,000


1998                          Net Sales       Operating Profit (Loss)
Arlon                         $25,894,000     $ 2,646,000
Kasco                          11,853,000         598,000
Headquarters                           --        (880,000)
                              $37,747,000     $ 2,364,000

Financial information about the Corporation's operating segments for the nine-month periods ended October 2, 1999 and October 3, 1998 as required under SFAS 131 is as follows:

1999                          Net Sales       Operating Profit (Loss)
Arlon                         $ 90,537,000    $11,737,000
Kasco                           36,908,000      2,889,000
Headquarters                            --     (3,181,000)
                              $127,445,000    $11,445,000


1998                          Net Sales       Operating Profit (Loss)
Arlon                         $ 81,563,000    $ 9,838,000
Kasco                           35,960,000      2,215,000
Headquarters                            --     (2,693,000)
                              $117,523,000    $ 9,360,000

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

Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, cast and calendered vinyl film systems, custom-engineered laminates, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.

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

Comparison of Third Quarter 1999 to Third Quarter 1998

The results for the third quarter of 1999 were significantly improved over last year's third quarter which was negatively impacted by the "Asian flu" and the down turn in the electronic market. The improved results reflect increased sales, improved operating efficiencies and the results of the acquisition made in the fourth quarter of last year.

Sales in the third quarter 1999 were $42,130,000, an increase of 11.6% from $37,747,000 in 1998. Arlon's sales increased 16.7%
from last year due to the inclusion of the acquisition made in the fourth quarter of 1998 and significant recoveries from the depressed markets of the last three quarters of 1998. Kasco's sales were flat with last year due to the mixed results in European markets and pricing pressures in the U.S. markets.

Gross profit increased 11.5% to $13,185,000 from $11,825,000 due to increased sales, improved manufacturing efficiencies and the contribution from the acquisition. The gross profit margin as a percent of sales remained unchanged at 31.3%.

Selling  and administrative expenses increased 3.2% to $9,768,000
from   $9,461,000.    As  a  percent  of   sales,   selling   and
administrative expenses decreased to 23.2% from 25.1%.

Productivity  as  measured by annual sales per employee  improved
10.7% to $ 206,500 in 1999 from $186,600 in 1998.

Net interest expense increased to $516,000 in 1999 as compared to
$502,000 in 1998 due primarily to higher average borrowings.  The
provision   for  income  taxes  in  both  periods  includes   all
applicable federal, state, local and foreign income taxes.

Net income increased 71.6% to $2,013,000 as compared to $1,173,000 in the third quarter of 1998. Diluted earnings per common share increased 78.6% to $.25 from $.14 as a result of improved earnings, a lower effective tax rate, and the reduced number of shares outstanding.

Comparison of First Nine Months 1999 to First Nine Months 1998

Sales for the first nine months of 1999 were up 8.4% to $127,445,000 from $117,523,000 in 1998 due to the recovery from the depressed markets during the second and third quarters of 1998 and the inclusion of the acquisition.

Gross profit increased $3,665,000, or 9.6% from $38,254,000 in the first nine months of 1998. The gross profit margin as a percent of sales increased from 32.6% to 32.9%. The profit margin improvement is due to increased sales, improved manufacturing efficiencies and the contribution from the acquisition.

Selling and administrative expenses increased 5.5% to $30,474,000 from $28,894,000. This increase was primarily due to expenses associated with the acquisition. As a percent of sales, selling and administrative expenses decreased to 23.9% from 24.6%.

Net interest expense increased $107,000 as compared to the first nine months of 1998. The effective tax rate for the first nine months of 1999 was 33% versus 37% in 1998. The provision for income taxes in both periods includes all applicable federal, state, local and foreign income taxes.

Net income increased 33.1% to $6,597,000 from $4,957,000 and diluted earnings per common share increased to $.82 from $.56 in 1998.

Dividend

The third quarter cash dividend of $.05 per share was paid on September 30, 1999 to stockholders of record on September 7, 1999.

Liquidity and Capital Resources

At October 2, 1999, Bairnco had working capital of $33.0 million compared to $33.3 million at December 31, 1998. The increase in accounts receivable relates primarily to the increased sales in the third quarter of 1999 versus the fourth quarter of 1998. The increase in accounts payable reflects the timing of purchases and subsequent payments to vendors.

During the third quarter Bairnco repurchased 10,000 shares of its common stock at a total cost of $70,000. Total shares repurchased during the first nine months of 1999 were 404,800. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At October 2, 1999, Bairnco's total debt outstanding was $34,741,000 compared to $37,844,000 at the end of 1998. At
October 2, 1999 approximately $15.5 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $4.0 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.8 million of capital expenditures during the third quarter of 1999 bringing the total capital expenditures for the first nine months of 1999 to $4.4 million. Total capital expenditures for 1999 are now expected to approximate $7.0 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 1999.


Year 2000 Compliance

As stated in Bairnco's 1998 Annual Report on Form 10-K, the Corporation has evaluated and identified its internal risks of software failure due to processing errors arising from calculations using the Year 2000 date. The plan that was established to maintain the integrity of its financial systems and ensure the reliability of its operating systems is proceeding on schedule. The total estimated cost of achieving Year 2000 compliance remains at approximately $250,000 and includes software and installation costs. The majority of the $250,000 has been spent.

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

Bairnco has compiled a checklist for all areas that may be affected by this issue. The Corporation has formed task forces at each of its operating divisions and charged them with doing thorough and complete audits of their facilities using the checklist as a guide. The Corporation is aware of some hardware issues and has assembled a plan to have the outmoded equipment replaced. This process is substantially complete.

Bairnco has assessed the software in use at all of its operations and identified applications that do not currently process using a four-digit field to record the date. The Corporation is in the process of adapting or replacing any such programs and expects to have the work completed on schedule. Through October 2, 1999, six of the seven North American locations' operating information technology ("IT") systems plus all of the European locations' IT systems had been upgraded to be Year 2000 compliant. The implementation and validation of the system upgrades for the remaining North American location will be completed during the fourth quarter 1999.

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

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 2, 1999.

Outlook

The outlook for 1999 is for continued growth and progress towards our objectives. We continue to see modest improvements in served markets as compared to the run rates of the last nine months of last year. Both foreign and domestic competition remains intense in most markets.

Last year's earnings per share were $.72 excluding the legal charge in the fourth quarter. Based on the operating results for the first nine months of 1999 and the trend of the business continuing into the fourth quarter, we expect the results for 1999 to show a substantial improvement over last year.

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on October 2, 1999 would increase interest expense and hence reduce the net income of the Corporation by approximately $200,000 per year.

The Corporation's fiscal third quarter 1999 sales denominated in a currency other than U.S. dollars were approximately 13.9% of total sales and net assets maintained in a functional currency other than U.S. dollars at October 2, 1999 were approximately 15.0% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants. The court has indicated its intention to enter a scheduling order that will require the completion of discovery by May 31, 2001 and the filing of any summary judgement motions by July 31, 2001.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through October 2, 1999, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 2, 1999.


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


Item 3:  DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the third quarter of 1999.


Item 5:  OTHER INFORMATION

         The Year 2000 Annual Meeting of Shareholders of Bairnco Corporation will be held on Thursday, April 20, 2000. Only shareholders of record at the close of business on March 6, 2000 will be entitled to notice of and to vote at the meeting.


Item 6(a):  EXHIBITS

            Exhibit 11.1 - Calculation of Basic and Diluted Earnings
                           per Share for the Quarters ended October 2, 1999 and October 3, 1998.

            Exhibit 11.2 - Calculation of Basic and Diluted Earnings
                           per Share for the Nine Months ended October 2, 1999 and October 3, 1998.




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

DATE:  November 9, 1999