Form 10-K
period 1999-12-31
BAIRNCO CORP /DE/
filed 2000-04-28
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1999

                                  OR

[ ]               TRANSITION  REPORT  PURSUANT   TO
                      SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number:   1-8120

                          BAIRNCO CORPORATION
        (Exact name of Registrant as specified in its charter)

                   Delaware                       13-3057520
           (State or other jurisdiction of       (IRS Employer
            incorporation or organization)      Identification No.)

           300 Primera Blvd., Lake Mary, Florida       32746
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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 16, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates was $49,434,113.

On  March  16,  2000,  there were 7,741,384  shares  of  Common  Stock
outstanding,   exclusive  of  treasury  shares  or  shares   held   by
subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2000. Part III incorporates information by reference from the Proxy Statement dated March 14, 2000 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 21, 2000.

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

      Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services. In February of 2000 Bairnco purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market. Signtech's product lines complement Arlon's current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets.

     At December 31, 1999, Bairnco employed 820 persons including 14 headquarters personnel. Bairnco's operations occupy approximately 605,000 square feet of factory and office space at its principal locations. There is an additional 53,000 square feet of leased space used as field warehouses throughout North America.


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

     Financial data and other information about the Corporation's segments is set forth in Note 10 to the Consolidated Financial Statements on pages 28 through 30 and on pages 4 through 7 of Bairnco's 1999 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 1999 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 through 12 of Bairnco's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

     The principal facilities utilized by each segment are detailed on page 10 under "Item 2. PROPERTIES" of this filing.

              ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

     Engineered materials and components are designed, manufactured and sold under the Arlon brand identity. These products are based on common technologies in coating, laminating, polymers, and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, adhesive coated cast and calendered vinyl films, custom-engineered laminates, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.

     Arlon Materials for Electronics has an international reputation as the premier supplier of high technology materials for the printed circuit board industry. These products are marketed principally to printed circuit board manufacturers and OEM's by technical sales representatives in the US, and through distributors and manufacturers representatives in Europe, the Far East, and South America, supported by direct technical sales specialists in Europe and Asia. Our Electronic Substrates product line includes high temperature, high performance thermoset laminates and prepreg bonding plies used in circuit boards for sophisticated commercial applications and military electronics. These applications require materials that are highly reliable, withstand continuous high or widely varying operating temperatures, provide ease of field repairability, or improve board fabrication yields. Intermediate temperature laminates, which provide improved product reliability and ease of manufacture at a lower cost, are also key to the line. The Microwave Materials product line offers application matched, reinforced PTFE and other resin based laminates providing high yields and high performance for low signal-loss and frequency-dependent microwave applications. The applications for this product line include microwave antennas, digital cordless telephones, cellular phone handsets, cellular phone base stations, direct broadcast satellite TV systems, personal communications networks, global positioning satellites, local area networks, collision avoidance systems, and radar detection systems.

     Arlon specialty graphic films are marketed under the Calon brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems. These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. In February of 2000, Bairnco announced it had purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market. Signtech's product lines complement Arlon's current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets.

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

     Arlon also manufactures a line of silicone rubber materials, used in a broad range of consumer, industrial and commercial products. Typical applications and products include silicone sheet rubber for producing composite parts, silicone rubber insulating tapes for electric traction motor coil windings, insulation for industrial and commercial flexible heaters, silicone products for high temperature hose and duct markets, insulating tape for medium and high voltage electrical splices and terminations, as well as compliant, thermally or electrically conductive silicone sheet adhesives known as ThermabondT.

Competition

     Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation's.

     The principal method of competition for Arlon's products varies by product line and type of customer. While competition for established lines is usually based on one or more of lead time, price, product performance, or technical support and customer service, it may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, and materials for the new applications. As an example, for some high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of minimum specified standards can be the critical competitive element. In addition, Arlon sells a significant portion of its circuit board materials into the Far Eastern and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

     Arlon products are marketed by company sales personnel, outside sales representatives and distributors in the North and South America, Europe, the Far East and several other international markets.

Raw Materials and Purchased Parts

     The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, TeflonT or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, other thermoset resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.

     Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan, Europe and Brazil.

Employees

     As of December 31, 1999, approximately 502 employees were employed by the operations, which constitute Arlon's engineered materials and components.


Patents and Trademarks

     The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

               REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

     Replacement products and services are manufactured and distributed under the Kasco brand identity principally to the meat, deli and seafood departments of supermarkets; to meat, poultry and fish processing plants; and to manufacturers and distributors of electrical saws and cutting equipment throughout the United States, Canada and Europe. These products and services include band saw blades for cutting meat and fish, saw blades for cutting wood and metal, chopper plates and knives for grinding meat, electrical saws and cutting machines, seasoning products, preventive maintenance for equipment in meat and deli operations, and other related butcher supply products.

     Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom and Canada, and Bertram & Graf and Biro France in Continental Europe.

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

     Kasco has a significant distribution network that reaches over 30,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia. Kasco's distribution network is made up of Territory Managers and Distributors who have in-depth knowledge of the local markets and the customer's needs. Kasco has an extensive training program for its Territory Managers so that each is proficient in the installation, repair, and service of meat, deli and seafood department equipment.

     Within our extensive market coverage of retail grocery stores, Kasco also offers a unique product offering of seasoning blends, recipes and instructions under the tradename Mealtime SolutionsT, which allows a supermarket to present value-added products in their meat, deli and seafood departments.

Raw Materials and Purchased Supplies

     High quality carbon steel is the principal raw material used in the manufacture of band saw blades and is purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts and supplies are purchased from a number of manufacturers and distributors, mostly in the United States and Europe. In France, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this segment have been readily available throughout this last year.

Employees

     As of December 31, 1999, approximately 304 persons were employed in the replacement products and services segment.

Patents and Trademarks

     The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

     d.  Foreign Operations

     The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 10 to the Consolidated Financial Statements on pages 28 through 30 of Bairnco's 1999 Annual Report to Stockholders which is incorporated herein by reference.

     In addition, export sales from the Corporation's US based operations for the years ended December 31, 1999, 1998 and 1997 were $39,291,000, $30,554,000 and $28,770,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.




     Item 2. PROPERTIES

     The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.


                                                   LEASED OR OWNED
LOCATION                            SQUARE FEET    (LEASE EXPIRATION)

CORPORATION TOTAL                   658,000


Headquarters

        Lake  Mary, FL               11,000        Leased (Expires 2009)


Engineered Materials and Components (Arlon)

        Bear, DE                    135,000        Owned
        East Providence, RI          60,000        Owned
        Northbrook,  IL              30,000        Owned
        Rancho Cucamonga, CA         80,000        Owned
        Santa  Ana,  CA             124,000        Leased (Expires 2003)


Replacement Products and Services (Kasco)

        Gwent, Wales, UK             25,000        Owned
        Pansdorf, Germany            22,000        Owned
        Paris,  France               20,000        Leased (Expires 2001)
        St.  Louis, MO               78,000        Owned
        St.  Louis, MO               20,000        Leased (Expires 2000)
        Field Warehouses
         (Approximately 70 locations
         in North America)           53,000        Leased

     Item 3.        LEGAL PROCEEDINGS

     Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants. The court has entered a scheduling order requiring the completion of all discovery (including expert discovery) by May 11, 2001. A trial date has not been set, but the Court has scheduled a conference for June 19, 2001, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions.

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

      Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 1999, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

      Bairnco and its Arlon subsidiary ("Arlon") also are among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 and pending in the United States District Court for the Southern District of New York. In the Properties Lawsuit complaint, the KCT seeks a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case. In an answer and counterclaims, Bairnco and Arlon have denied the KCT's claims and have requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale. The Properties Lawsuit has been transferred to the Transactions Lawsuit Judge for consolidated discovery and other proceedings.

      Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

     Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 1999.


     Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

     EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required with respect to executive officers of the Corporation is as follows:

     Name and Age of                        Data Pertaining to
     Executive Officers                     Executive Officers

     Luke E. Fichthorn III (58)                Mr. Fichthorn  has
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

     Larry D. Smith (50)                        Mr.   Smith   was
                                     elected  Vice  President   -
                                     Administration and Secretary
                                     of  Bairnco  in April  1999.
                                     Prior  to  joining  Bairnco,
                                     Mr.  Smith was employed  for
                                     over  14  years with Emerson
                                     Electric Company in  various
                                     human   resource  managerial
                                     capacities.  Most  recently,
                                     Mr. Smith was Vice President
                                     Human     Resources      for
                                     Emerson's Therm-O-Disc, Inc.
                                     division in Mansfield, Ohio.

     James W. Lambert (46)                      Mr.  Lambert  was
                                     appointed  Vice President  -
                                     Finance  and  Treasurer   of
                                     Bairnco  in  December  1999.
                                     From August 1997 to December
                                     1999,   Mr.   Lambert    was
                                     Bairnco's          Corporate
                                     Controller. Prior to joining
                                     Bairnco,  Mr.  Lambert   was
                                     employed  for over 15  years
                                     by    Air    Products    and
                                     Chemicals Inc., in a variety
                                     of  financial, marketing and
                                     product           management
                                     capacities.

     Lawrence C. Maingot (40)                   Mr.  Maingot  was
                                     appointed          Corporate
                                     Controller  of  Bairnco   in
                                     December 1999. From May 1997
                                     to    December   1999,   Mr.
                                     Maingot     was    Bairnco's
                                     Assistant  Controller.  From
                                     April 1992 to May 1997,  Mr.
                                     Maingot     was    Bairnco's
                                     Accounting Manager. Prior to
                                     joining Bairnco, Mr. Maingot
                                     was   employed  with  Arthur
                                     Andersen LLP.

                                 PART II


     Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations" on page 13 of Bairnco's 1999 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 15 of Bairnco's 1999 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 1999. The Board continues to review the dividend on a quarterly basis.

         b. The approximate number of holders of record of Bairnco common stock (par value $.01 per share) as of December 31, 1999 was 1,356.



     Item 6. SELECTED FINANCIAL DATA

         Reference is made to "Financial History" on page 9 of Bairnco's 1999 Annual Report to Stockholders, which is incorporated herein by reference.



     Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis" on pages 10 through 12 of Bairnco's 1999 Annual
     Report to Stockholders which is incorporated herein by reference.



     Item 7A.QUANTITATIVE   AND  QUALITATIVE  DISCLOSURES   ABOUT
             MARKET RISK

         The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on December 31, 1999 would increase interest expense and hence reduce the net income of the Corporation by approximately $210,000 per year.

         The Corporation's fiscal 1999 sales denominated in a currency other than U.S. dollars were approximately 14% of total sales and net assets maintained in a functional currency other than U.S. dollars at December 31, 1999 were approximately 19% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.



     Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 15 through 31 and the "Quarterly Results of Operations" on page 13 of Bairnco's 1999 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.



     Item 9. CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III


     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

         The information required with respect to directors of Bairnco is included in the Proxy Statement for the 2000
     Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

         See the information regarding executive officers of the Corporation on pages 13 and 14 of this Annual Report on Form
     10-K.



     Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Proxy Statement for the 2000 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
              MANAGEMENT

         The information required by Item 12 is included in the Proxy Statement for the 2000 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.



     Item 13. CERTAIN  RELATIONSHIPS  AND   RELATED TRANSACTIONS

         The information required by Item 13 is included in the Proxy Statement for the 2000 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

     Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
             ON FORM 8-K

         a)  1.  Financial Statements

             Included in the 1999 Annual Report to Stockholders which is included as Exhibit 13 to this Annual
             Report on Form 10-K:

               Report    of   Independent   Certified    Public
                 Accountants;
               Consolidated Statements of Income for  the  years
                 ended December 31, 1999, 1998 and 1997;
               Consolidated  Statements of Comprehensive  Income
                 for  the years ended December 31, 1999, 1998  and
                 1997;
               Consolidated  Balance Sheets as of December  31,
                 1999 and 1998;
               Consolidated  Statements of Cash Flows  for  the
                 years ended December 31, 1999, 1998 and 1997;
               Consolidated    Statements   of    Stockholders'
                 Investment for the years ended December 31, 1999, 1998 and 1997;
               Notes to Consolidated Financial Statements.

             2.  Financial Statement Schedules

             Included in Part IV of this Annual Report on Form 10-K:

               Report    of   Independent   Certified    Public
                 Accountants on Financial Statement Schedules on page 21 of this Annual Report on Form 10-K;
               Financial  Statement  Schedules  for  the  years
                 ended December 31, 1999, 1998 and 1997:

                   Schedule   II  -  Valuation  and  Qualifying
                     Accounts on page 22 of this Annual Report on Form 10-K;

             All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

             3.   See Index to Exhibits on pages 24 through 26 of
               this Annual Report on Form 10-K.

         b) Reports on Form 8-K - None filed in the fourth quarter of 1999.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BAIRNCO CORPORATION
                                                     (Registrant)



     Date:   March  27,  2000               By: /s/ James  W. Lambert
                                                James W. Lambert
                                                Vice President-Finance and
                                                Treasurer
                                                (Principal Financial Officer)


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



          /s/ Luke E. Fichthorn III
         Luke E. Fichthorn III - Chairman and CEO



          /s/ Richard A. Shantz
         Richard A. Shantz - Director



          /s/ Charles T. Foley
         Charles T. Foley - Director



          /s/ William F. Yelverton
         William F. Yelverton - Director



          /s/ James W. Lambert
         James W. Lambert - Vice President-Finance
         and Treasurer
         (Principal Financial Officer)



          /s/ Lawrence C. Maingot
         Larry C. Maingot - Controller
         (Principal Accounting Officer)


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ON FINANCIAL STATEMENT SCHEDULES




     TO BAIRNCO CORPORATION:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2000, except with respect to the matters discussed in Note 12, as to which the date is February 16, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




     Orlando, Florida
     January 21, 2000
     (except with respect to the matters discussed in Note 12, as to which the date is February 16, 2000)

                                                  Arthur Andersen LLP



              BAIRNCO CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



               Balance                                             Balance
Year Ended     Beginning                 Deductions                End
December 31,   of Year     Expenses         (a)        Other (b)   of Year

1999
Reserve for
Doubtful
Accounts       $1,224,000  $  647,000    $  (735,000)  $     --    $1,136,000

Reserve for
Excess and
Obsolete
Inventory      $2,559,000  $3,739,000    $(2,156,000)  $     --    $4,142,000

1998
Reserve for
Doubtful
Accounts       $  943,000  $  372,000    $  (241,000)  $150,000    $1,224,000

Reserve for
Excess and
Obsolete
Inventory      $1,673,000  $3,029,000    $(2,612,000)  $469,000    $2,559,000

1997
Reserve for
Doubtful
Accounts       $  822,000  $  365,000    $  (244,000)  $     --    $  943,000

Reserve for
Excess and
Obsolete
Inventory      $2,057,000  $2,036,000    $(2,420,000)  $     --    $1,673,000

(a) Actual charges incurred in connection with the purpose for which the reserves were established.
(b)  Additions to the reserve from acquisition.







               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D.C.  20549



                            EXHIBITS

                               TO

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

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

Bairnco  Corporation 401(k)  Savings  Exhibit 4.3 to Bairnco's
Plan and Trust.                       Registration Statement on
                                      Form S-8, No. 33-41313.

Bairnco   Corporation   1990   Stock  Exhibit 4.3 to Bairnco's
Incentive Plan.                       Registration Statement on
                                      Form S-8, No. 33-36330.




                        INDEX TO EXHIBITS


            Description                    Incorporated Herein By
                                                Reference To
Bairnco    Corporation    Management  Exhibit 10 to Bairnco's
Incentive Compensation Plan.          Annual Report on Form 10-K
                                      for fiscal year ended
                                      December 31, 1981.

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

Second  Amended and Restated  Credit  Exhibit   2   to   Bairnco's
Agreement  dated as of February  22,  Current  Report on Form  8-K
2000,    by   and   among    Bairnco  dated February 24, 2000.
Corporation  and  certain   of   its
subsidiaries and certain  Commercial
Lending  Institutions  and  Bank  of
America,  N.A.,  as  the  Agent  for
Lenders.

Exhibits   to  Second  Amended   and  Exhibit   3   to   Bairnco's
Restated Credit Agreement dated as Current Report on Form 8-K of February 22, 2000, by and among dated February 24, 2000.
Bairnco  Corporation and certain  of
its    subsidiaries   and    certain
Commercial Lending Institutions  and
Bank  of America, N.A., as the Agent
for Lenders.

Lease, dated May 17, 1999, between Exhibit 10.1 filed herewith. Crescent Resources, Inc. a South
Carolina  Corporation,  and  Bairnco
Corporation.

Lease,  dated  February  16,   2000,  Exhibit 10.2 filed herewith.
between Signtech USA, Ltd., a  Texas
Limited   Partnership,   and   Arlon
Signtech Ltd.

Calculation  of  Basic  and  Diluted  Exhibit 11 filed herewith.
Earnings  per  Share for  the  years
ended  December 31, 1999,  1998  and
1997.

1999 Annual Report to Stockholders.   Exhibit 13 filed herewith.


                        INDEX TO EXHIBITS


            Description                    Incorporated Herein By
                                                Reference To

Subsidiaries of the Registrant.       Exhibit 21 filed herewith.

Consent of Independent Certified      Exhibit 23 filed herewith.
Public Accountants.

Financial Data Schedules.             Exhibit 27 filed herewith
                                      (electronic filing only).

Form 11-K Re: Bairnco Corporation     Exhibit 99 filed herewith.
401(k) Savings Plan and Trust for
the fiscal year ended December 31,
1999.