Form 10-Q
period 2000-04-01
BAIRNCO CORP /DE/
filed 2000-05-05
CIK 350750

18



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          April 1, 2000
                                   or

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

7,609,784 shares of Common Stock Outstanding as of April 21, 2000.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, disruptions in operations due to labor disputes; changes in the pricing of the products of the Corporation or its competitors; changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; the market demand and acceptance of the Corporation's existing and new products; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the costs and other effects of complying with environmental regulatory requirements; losses due to natural disasters where the Corporation is self-insured; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations.

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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE QUARTERS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                               (Unaudited)



                                              2000             1999

Net sales                                $ 45,816,000     $ 42,662,000
  Cost of sales                            30,475,000       28,410,000
Gross profit                               15,341,000       14,252,000
  Selling and administrative expenses      10,918,000       10,245,000
Operating profit                            4,423,000        4,007,000
  Interest expense, net                       683,000          567,000
Income before income taxes                  3,740,000        3,440,000
  Provision for income taxes                1,234,000        1,170,000
Net income                               $  2,506,000     $  2,270,000

Basic earnings per share of common stock
 (Note 2)                                $       0.32     $       0.28

Diluted earnings per share of common
 stock (Note 2)                          $       0.32     $       0.28

Dividends per share of common stock      $       0.05     $       0.05





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE QUARTERS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                               (Unaudited)
                                 Note 3


                                                2000             1999

Net income                                 $  2,506,000     $  2,270,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment      (227,000)        (335,000)
Comprehensive income                       $  2,279,000     $  1,935,000







The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF APRIL 1, 2000 AND DECEMBER 31, 1999

                               (Unaudited)
                                                       2000           1999
ASSETS
Current assets:
Cash and cash equivalents                         $    771,000   $    660,000
Accounts receivable, less allowances of
  $1,394,000 and $1,136,000, respectively           33,422,000     29,107,000
Inventories (Note 4)                                29,252,000     25,204,000
Deferred income taxes                                4,599,000      4,598,000
Other current assets                                 2,348,000      3,640,000
       Total current assets                         70,392,000     63,209,000

Plant and equipment, at cost                       113,489,000    101,672,000
Less - Accumulated depreciation and amortization   (63,929,000)   (61,990,000)
  Plant and equipment, net                          49,560,000     39,682,000
Cost in excess of net assets of purchased
  businesses (Note 5)                               12,485,000     11,822,000
Other assets                                         4,777,000      4,432,000
                                                  $137,214,000   $119,145,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                                   $  3,771,000   $  4,692,000
Accounts payable                                    13,305,000     10,719,000
Accrued expenses (Note 6)                           13,681,000     14,542,000
       Total current liabilities                    30,757,000     29,953,000

Long-term debt                                      43,492,000     26,591,000
Deferred income taxes                                5,454,000      5,459,000
Other liabilities                                    6,468,000      6,975,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
   shares authorized, none issued                          --             --
  Common stock, par value $.01, 30,000,000 shares
   authorized, 11,198,849 shares issued                112,000        112,000
  Paid-in capital                                   49,235,000     49,235,000
  Retained earnings                                 31,836,000     29,719,000
  Accumulated other comprehensive income (Note 3)    1,002,000      1,229,000
  Treasury stock, at cost, 3,544,065 and
   3,402,065 shares, respectively                  (31,142,000)   (30,128,000)
       Total stockholders' investment               51,043,000     50,167,000
                                                  $137,214,000   $119,145,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE QUARTER ENDED APRIL 1, 2000 AND APRIL 3, 1999
                               (Unaudited)

                                                       2000           1999
Cash Flows from Operating Activities:
  Net income                                      $  2,506,000   $  2,270,000
  Adjustments to reconcile to net cash provided
   by Operating activities:
    Depreciation and amortization                    2,169,000      1,843,000
    Loss on disposal of plant and equipment                --          20,000
    Deferred income taxes                               (6,000)       324,000
    Change in operating assets and liabilities:
     (Increase) in accounts receivable              (3,227,000)    (1,640,000)
     (Increase) decrease in inventories             (1,912,000)       106,000
     Decrease (increase) in other current assets     1,284,000       (217,000)
     Increase in accounts payable                    2,796,000      3,566,000
     (Decrease) in accrued expenses                 (1,286,000)      (337,000)
    Other                                             (862,000)      (444,000)
        Net cash provided by operating activities    1,462,000      5,491,000

Cash Flows from Investing Activities:
  Capital expenditures                              (1,886,000)    (1,371,000)
  Payment for purchased businesses, net of cash
   acquired                                        (13,982,000)           --
        Net cash (used in) investing activities    (15,868,000)    (1,371,000)

Cash Flows from Financing Activities:
  Net borrowings (repayments) of external debt      16,060,000     (1,637,000)
  Payment of dividends                                (389,000)      (410,000)
  Purchase of treasury stock                        (1,014,000)    (2,017,000)
        Net cash provided by (used in)
          financing activities                      14,657,000     (4,064,000)

Effect of foreign currency exchange rate changes
  on cash and cash equivalents                        (140,000)       (86,000)
Net increase (decrease) in cash and cash
  equivalents                                          111,000        (30,000)
Cash and cash equivalents, beginning of period         660,000        822,000
Cash and cash equivalents, end of period          $    771,000   $    792,000





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              APRIL 1, 2000
                               (Unaudited)


(1)  Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries
("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The   unaudited   consolidated  condensed  financial   statements
included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

The  consolidated  results of operations for  the  quarter  ended
April 1, 2000 are not necessarily indicative of the results of operations for the full year.


(2)  Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Statements regarding the computation of earnings per share for the quarters ended April 1, 2000 and April 3, 1999 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

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


(4)  Inventories

Inventories consisted of the following as of April 1, 2000 and December 31, 1999:

                                          2000             1999

  Raw materials and supplies          $ 7,120,000      $ 5,986,000
  Work in process                       9,717,000        8,574,000
  Finished goods                       12,415,000       10,644,000
          Total inventories           $29,252,000      $25,204,000


(5)  Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,036,000 and $10,298,000 at April 1, 2000 and
December 31, 1999, respectively, is being amortized over 40 years. Accumulated amortization at April 1, 2000 and December 31, 1999, was $2,036,000 and $1,964,000, respectively.


(6)  Accrued Expenses

Accrued  expenses consisted of the following as of April 1,  2000 and December 31, 1999:

                                        2000            1999

     Salaries and wages             $ 1,792,000     $ 3,114,000
     Income taxes                       603,000         550,000
     Insurance                        3,186,000       3,581,000
     Litigation                       2,249,000       2,588,000
     Other accrued expenses           5,851,000       4,709,000
          Total accrued expenses    $13,681,000     $14,542,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. The litigation provision added to the existing reserves for asbestos-related litigation expenditures due to a change in the estimate to defend the
Transaction Lawsuit (refer to Part II, Item 1. "Legal Proceedings" of this filing). Through April 1, 2000, approximately $2.8 million had been spent. The remaining litigation reserves included in accrued expenses and other long-term liabilities in the Corporation's consolidated condensed balance sheet are expected to be spent by the end of 2001. These litigation reserves and related time frame for spending assume a vigorous defense of the case through discovery, summary judgment motions and trial.

Accrued expenses-insurance: Accrued expenses-insurance represents the estimated costs of known and anticipated claims under the Corporation's general liability, automobile liability, property and workers compensation insurance policies for all of its US operations. The Corporation provides reserves on reported claims and claims incurred but not reported at each balance sheet date based upon the estimated amount of the probable claim or the amount of the deductible, whichever is lower. Such estimates are reviewed and evaluated in light of emerging claim experience and existing circumstances. Any changes in estimates from this review process are reflected in operations currently.

(7)  Reportable Segment Data

Bairnco's quarterly segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No.
131. There are no differences to the 1999 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the first quarter of 2000 and 1999 as required under SFAS 131 is as follows:

2000                      Net Sales      Operating Profit (Loss)
Arlon                    $34,303,000         $4,884,000
Kasco                     11,513,000            371,000
Headquarters                     --            (832,000)
                         $45,816,000         $4,423,000


1999                      Net Sales      Operating Profit (Loss)
Arlon                    $29,943,000         $4,010,000
Kasco                     12,719,000            966,000
Headquarters                     --            (969,000)
                         $42,662,000         $4,007,000

The total assets of the segments as of April 1, 2000 and December
31, 1999 are as follows:

                               2000               1999
Arlon                     $ 87,811,000       $ 69,915,000
Kasco                       40,349,000         39,294,000
Headquarters                 9,054,000          9,936,000
                          $137,214,000       $119,145,000


(8)  Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II,
Item 1 ("Legal Proceedings") of this filing.


Item 2: MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 1999.

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

Replacement   products   and  services   are   manufactured   and
distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, on site maintenance services, and seasonings for ready-to-cook foods for the retail food industry primarily in the meat and deli departments. Kasco also distributes equipment to the food industry in Canada and France. These products are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Comparison of First Quarter 2000 to First Quarter 1999

The  results for the first quarter 2000 were improved  over  last year's first quarter. Sales in the first quarter 2000 were $45,816,000, an increase of 7.4% from $42,662,000 in 1999.
Arlon's sales were up 14.6% from last year due to continued penetration into the electronics and graphics markets and the inclusion of the first quarter 2000 acquisition. Kasco's sales decreased 9.5% due to competitive pressures in the U.S. markets and the currency translation effect of the strong dollar.

Gross profit increased 7.6% to $15,341,000 from $14,252,000 due to the increased sales. The gross profit margin as a percent of sales increased marginally to 33.5% from 33.4%.

Selling and administrative expenses increased 6.6% to $10,918,000
from   $10,245,000.   As  a  percent  of   sales,   selling   and
administrative expenses decreased to 23.8% from 24.0%.

Interest expense increased to $683,000 in 2000 as compared to $567,000 in 1999 due to higher average borrowings resulting from the acquisition in the first quarter of 2000 and the continuing program to repurchase Bairnco common stock, and higher average interest rates.

Net   income  increased  10.4%  to  $2,506,000  as  compared   to
$2,270,000 in the first quarter of 1999.

During the first quarter Bairnco repurchased 142,000 shares of its common stock at a total cost of $1,014,000.

Diluted earnings per common share increased 14.3% to $.32 from $.28 as a result of improved earnings and the reduced number of shares outstanding.

Acquisition

On February 16, 2000, Bairnco purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd. for approximately $14.5 million. Signtech manufactures and distributes flexible reinforced vinyl materials used as the substrate in flexible faced sign systems. Signtech's products are sold primarily on a specification basis for corporate specified programs using various striping, heat transfer and screen print applications. Signtech's sales for the year ended December 31, 1999 were approximately $16.0 million. The transaction was accounted for as a purchase and was financed with long-term debt. The purchase price was allocated to the assets acquired based on their estimated fair values.

Dividend

The first quarter cash dividend of $.05 per share was paid on March 31, 2000 to stockholders of record on March 6, 2000.

Liquidity and Capital Resources

At April 1, 2000, Bairnco had working capital of $39.6 million compared to $33.3 million at December 31, 1999. The increase in accounts receivable is due to the increased sales in the first quarter of 2000 versus the fourth quarter of 1999 and the impact of the Signtech acquisition on the first quarter of 2000. Similarly, inventories have increased both as a result of the Signtech acquisition and in anticipation of increased sales in the second quarter. Other current assets are down with the recognition of the tax receivable in the first quarter of 2000. The increase in accounts payable is consistent with the build in inventories and the impact of the Signtech acquisition.

During the first quarter Bairnco repurchased 142,000 shares of its common stock at a total cost of $1,014,000. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

On February 15, 2000, the Corporation's Credit Agreement was amended. The amendment effectively increased the credit facility from $50 million at December 31, 1999 to $75 million, including a five-year term loan credit facility of $20 million subject to quarterly amortization of principal of $500,000 in 2000, $750,000 in 2001, $1,000,000 in 2002, $1,250,000 in 2003 and $1,500,000 in
2004. The amended credit facility also includes a letter of credit facility for $9 million which may be increased up to $15 million or decreased to $5 million with a corresponding change in the loan commitment under the revolving credit facility. The amendment extended the expiration date of the Credit Agreement from December 31, 2003 to February 22, 2005, although the term loan expires on December 31, 2004.

At   April   1,  2000,  Bairnco's  total  debt  outstanding   was
$47,263,000  compared to $31,283,000 at the  end  of  1999.   The
increase was primarily due to the acquisition of Signtech. At April 1, 2000 approximately $25.0 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $4.9 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.9 million of capital expenditures during the first quarter of 2000. Total capital expenditures for 2000 are expected to approximate $9.5 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 2000.

Year 2000 Date Conversion

During  the  first  quarter  of 2000,  the  Corporation  did  not experience  any  disruption in its operations due  to  Year  2000 issues with its computer software programs and operating systems or its interface with key suppliers and vendors.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 1, 2000.

Outlook

The outlook for 2000 is for improved sales and earnings. It is expected that the combination of growth from new products, higher growth in certain niche markets and the results of the Signtech acquisition will result in increased sales. Improved earnings are expected both from increased sales and from ongoing productivity improvement programs.

Management is not aware of any adverse trends that would materially affect the Corporation's strong financial position.


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on April 1, 2000 would increase interest expense and hence reduce the net income of the Corporation by approximately $320,000 per year.

The Corporation's fiscal first quarter 2000 sales denominated in a currency other than U.S. dollars were approximately 11.9% of total sales and net assets maintained in a functional currency other than U.S. dollars at April 1, 2000 were approximately 14.1% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants. The court has entered a scheduling order requiring the completion of all discovery
(including expert discovery) by May 11, 2001. A trial date has not been set, but the Court has scheduled a conference for June 19, 2001, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions. These dates remain subject to adjustment based upon the progress of discovery.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through April 1, 2000, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 1, 2000.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 21, 2000. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 2000 fiscal year and elected all nominees to the Board of Directors. Stockholders also approved the Bairnco Corporation 2000 Stock Incentive Plan.

The following table sets forth the results of votes:
                                                            Votes Against
                                             Votes For      or Withheld
a.  Votes on Ratification of Management's
     selection of Auditors:

            Arthur Andersen LLP              7,168,499        35,818

b.  Votes on Election of Directors:

        Luke E. Fichthorn III                7,131,199        73,118
        Charles T. Foley                     7,130,325        73,992
        Richard A. Shantz                    7,131,325        72,992
        William F. Yelverton                 7,130,235        74,082

c.  Votes on 2000 Stock Incentive Plan       5,189,145       495,107


Item 5: OTHER INFORMATION

        None.


Item 6(a): EXHIBITS

       Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended April 1, 2000 and April
       3, 1999.







                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BAIRNCO CORPORATION
                                                  (Registrant)






                                             /s/ James W. Lambert
                                                 James W. Lambert
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  May 5, 2000

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              April 1, 2000