Form 10-Q
period 2000-07-01
BAIRNCO CORP /DE/
filed 2000-08-04
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
(Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   July 1, 2000
                                   or

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

7,567,784 shares of Common Stock Outstanding as of July 25, 2000.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, disruptions in operations due to labor disputes; changes in the pricing of the products of the Corporation or its competitors; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions; the market demand and acceptance of the Corporation's existing and new products; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the costs and other effects of complying with environmental regulatory requirements; losses due to natural disasters where the Corporation is self-insured and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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


PART I - FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS


                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          FOR THE QUARTERS ENDED JULY 1, 2000 AND JULY 3, 1999
                               (Unaudited)



                                       2000          1999
Net sales                              $ 48,763,000  $ 42,653,000
  Cost of sales                          32,428,000    28,171,000
Gross profit                             16,335,000    14,482,000
  Selling and administrative expenses    11,623,000    10,461,000
Operating profit                          4,712,000     4,021,000
  Interest expense, net                     944,000       515,000
Income before income taxes                3,768,000     3,506,000
  Provision for income taxes              1,244,000     1,192,000
Net income                             $  2,524,000  $  2,314,000

Basic earnings per share of common
 stock (Note 2)                        $       0.33  $       0.29

Diluted earnings per share of common
 stock (Note 2)                        $       0.33  $       0.29

Dividends per share of common stock    $       0.05  $       0.05





The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                               (Unaudited)


                                       2000          1999
Net sales                              $ 94,579,000  $ 85,315,000
  Cost of sales                          62,903,000    56,581,000
Gross profit                             31,676,000    28,734,000
  Selling and administrative expenses    22,541,000    20,706,000
Operating profit                          9,135,000     8,028,000
  Interest expense, net                   1,627,000     1,082,000
Income before income taxes                7,508,000     6,946,000
  Provision for income taxes              2,478,000     2,362,000
Net income                             $  5,030,000  $  4,584,000

Basic earnings per share of common
 stock (Note 2)                        $       0.65  $       0.57

Diluted earnings per share of common
 stock (Note 2)                        $       0.65  $       0.57

Dividends per share of common stock    $       0.10  $       0.10



The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE QUARTERS ENDED JULY 1, 2000 AND JULY 3, 1999
                               (Unaudited)
                                 Note 3


                                            2000            1999

Net income                                  $  2,524,000    $  2,314,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       (129,000)       (181,000)
Comprehensive income                        $  2,395,000    $  2,133,000





The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                               (Unaudited)
                                 Note 3


                                            2000           1999

Net income                                  $  5,030,000   $  4,584,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment       (356,000)      (516,000)
Comprehensive income                        $  4,674,000   $  4,068,000





The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                AS OF JULY 1, 2000 AND DECEMBER 31, 1999

                                             (Unaudited)
                                              2000          1999
ASSETS
Current Assets:
Cash and cash equivalents                     $    572,000  $    660,000
Accounts receivable, less allowances of
  $1,498,000 and $1,136,000, respectively       34,467,000    29,107,000
Inventories (Note 4)                            30,233,000    25,204,000
Deferred income taxes                            4,452,000     4,598,000
Other current assets                             2,422,000     3,640,000
       Total current assets                     72,146,000    63,209,000

Plant and equipment, at cost                   114,969,000   101,672,000
Less - Accumulated depreciation                (65,931,000)  (61,990,000)
  Plant and equipment, net                      49,038,000    39,682,000
Cost in excess of net assets of purchased
 businesses (Note 5)                            12,371,000    11,822,000
Other assets                                     4,858,000     4,432,000
                                              $138,413,000  $119,145,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                               $  4,185,000  $  4,692,000
Accounts payable                                13,646,000    10,719,000
Accrued expenses (Note 6)                       14,782,000    14,542,000
       Total current liabilities                32,613,000    29,953,000

Long-term debt                                  42,447,000    26,591,000
Deferred income taxes                            6,449,000     5,459,000
Other liabilities                                4,594,000     6,975,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000
   shares authorized, none issued                       --            --
  Common stock, par value $.01, 30,000,000
   shares authorized, 11,248,849 and
   11,198,849 shares issued, respectively          112,000       112,000
  Paid-in capital                               49,494,000    49,235,000
  Retained earnings                             33,973,000    29,719,000
  Accumulated other comprehensive income
   (Note 3)                                        873,000     1,229,000
  Treasury stock, at cost, 3,681,065 and
   3,402,065 shares, respectively              (32,142,000)  (30,128,000)
       Total stockholders' investment           52,310,000    50,167,000
                                              $138,413,000  $119,145,000

The accompanying notes are an integral part of these financial statements.

                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                               (Unaudited)

                                              2000          1999
Cash Flows from Operating Activities:
Net income                                    $  5,030,000  $  4,584,000
Adjustments to reconcile to net cash
 provided by operating activities:
  Depreciation and amortization                  4,502,000     3,688,000
  (Gain) loss on disposal of plant and
   equipment                                        (6,000)       25,000
  Deferred income taxes                          1,136,000       226,000
  Change in current assets and liabilities:
   (Increase) in accounts receivable            (4,506,000)   (1,396,000)
   (Increase) decrease in inventories           (3,382,000)      392,000
   Decrease (increase) in other current assets   1,206,000      (305,000)
   Increase in accounts payable                  1,472,000     1,755,000
   (Decrease) in accrued expenses                 (591,000)     (583,000)
  Other                                           (826,000)     (384,000)
  Net cash provided by operating activities      4,035,000     8,002,000

Cash Flows from Investing Activities:
Capital expenditures                            (3,710,000)   (2,641,000)
Proceeds from sale of plant and equipment           50,000         2,000
Payment for purchased businesses, net of
 cash acquired                                 (13,337,000)           --
  Net cash (used in) investing activities      (16,997,000)   (2,639,000)

Cash Flows from Financing Activities:
Net borrowings (repayments) of external debt    15,465,000    (2,472,000)
Payment of dividends                              (767,000)     (806,000)
Purchase of treasury stock                      (2,014,000)   (2,163,000)
Exercise of stock options                          250,000            --
   Net cash provided by (used in) financing
    activities                                  12,934,000    (5,441,000)

Effect of foreign currency exchange
 rate changes on cash and cash equivalents         (60,000)      (48,000)
Net (decrease) in cash and cash equivalents        (88,000)     (126,000)
Cash and cash equivalents, beginning of period     660,000       822,000
Cash and cash equivalents, end of period      $    572,000  $    696,000




The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JULY 1, 2000
                               (Unaudited)


(1)  Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries
("Bairnco" or the "Corporation") after the elimination of all material intercompany accounts and transactions.

The   unaudited   consolidated  condensed  financial   statements
included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. Management believes the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations for all interim periods presented.

The quarterly financial statements should be read in conjunction with the December 31, 1999 audited financial statements. The consolidated results of operations for the quarter and six-month period ended July 1, 2000 are not necessarily indicative of the results of operations for the full year.


(2)  Earnings per Common Share

Earnings  per  share  data  is  based  on  net  income  and   not
comprehensive income. Statements regarding the computation of earnings per share for the quarters and six month periods ended July 1, 2000 and July 3, 1999 are included as Exhibit 11.1 and
Exhibit 11.2, respectively, to this Quarterly Report on Form  10-Q.

Basic  earnings  per common share were computed by  dividing  net
income   by   the  weighted  average  number  of  common   shares
outstanding during the period. Diluted earnings per common share include the effect of all dilutive stock options.


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


(4)  Inventories

Inventories consisted of the following as of July 1, 2000 and December 31, 1999:

                                    2000           1999

 Raw materials and supplies         $ 7,434,000    $ 5,986,000
 Work in process                      9,075,000      8,574,000
 Finished goods                      13,724,000     10,644,000
          Total inventories        $ 30,233,000   $ 25,204,000


(5)  Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,029,000 and $10,298,000 at July 1, 2000 and
December 31, 1999, respectively, is being amortized over 40 years. Accumulated amortization at July 1, 2000 and December 31, 1999, was $2,144,000 and $1,964,000, respectively.


(6)  Accrued Expenses

Accrued  expenses consisted of the following as of July  1,  2000 and December 31, 1999:

                                    2000          1999

     Salaries and wages             $ 2,456,000   $ 3,114,000
     Income taxes                       305,000       550,000
     Insurance                        3,325,000     3,581,000
     Litigation                       2,085,000     2,588,000
     Other accrued expenses           6,611,000     4,709,000
          Total accrued expenses    $14,782,000   $14,542,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. The litigation provision added to the existing reserves for asbestos-related litigation expenditures due to a change in the estimate to defend the
Transaction Lawsuit (refer to Part II, Item 1. "Legal Proceedings" of this filing). Through July 1, 2000, approximately $4.1 million had been spent. The remaining litigation reserves included in accrued expenses and other long-term liabilities in the Corporation's consolidated condensed balance sheet are expected to be spent by the middle of 2002. These litigation reserves and related time frame for spending assume a vigorous defense of the case through discovery, summary judgment motions and trial.

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

(7)  Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 1999 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the second quarter of 2000 and 1999 as required under SFAS 131 is as follows:

2000                Net Sales      Operating Profit (Loss)
Arlon               $37,790,000         $ 5,264,000
Kasco                10,973,000             518,000
Headquarters                 --          (1,070,000)
                    $48,763,000         $ 4,712,000


1999                Net Sales      Operating Profit (Loss)
Arlon               $30,372,000         $ 3,976,000
Kasco                12,281,000           1,129,000
Headquarters                 --          (1,084,000)
                    $42,653,000         $ 4,021,000

Financial information about the Corporation's operating segments for the six-month periods ended July 1, 2000 and July 3, 1999 as required by SFAS 131 is as follows:

2000                Net Sales      Operating Profit (Loss)
Arlon               $72,093,000         $10,148,000
Kasco                22,486,000             889,000
Headquarters                 --          (1,902,000)
                    $94,579,000         $ 9,135,000


1999                Net Sales      Operating Profit (Loss)
Arlon               $60,315,000         $ 7,986,000
Kasco                25,000,000           2,095,000
Headquarters                 --          (2,053,000)
                    $85,315,000         $ 8,028,000

The  total assets of the segments as of July 1, 2000 and December
31, 1999 are as follows:

                             2000                1999
Arlon                   $ 88,561,000       $  69,915,000
Kasco                     40,627,000          39,294,000
Headquarters               9,225,000           9,936,000
                        $138,413,000        $119,145,000


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

Comparison of Second Quarter 2000 to Second Quarter 1999

The results for the second quarter 2000 were improved over last year's second quarter. Sales in the second quarter 2000 were $48,763,000, an increase of 14.3% from $42,653,000 in 1999.
Arlon's sales were up 24.4% from last year due to strength of the electronics and electrical markets and the Signtech acquisition. Kasco's sales decreased 10.7% due to competitive pressures in the U.S. markets, reduced meat consumption in European markets and negative currency translation impact of the strong dollar.

Gross profit increased 12.8% to $16,335,000 from $14,482,000 due to the increased sales. The gross profit margin as a percent of sales decreased marginally to 33.5% from 34.0%.

Selling   and   administrative  expenses   increased   11.1%   to
$11,623,000 from $10,461,000. As a percent of sales, selling and administrative expenses decreased to 23.8% from 24.5%.

Net interest expense increased to $944,000 in 2000 as compared to $515,000 in 1999 due to higher average borrowings resulting from the Signtech acquisition in the first quarter of 2000 and the continuing program to repurchase Bairnco common stock, and higher average interest rates. The effective tax rate for the second quarter of 2000 was 33% versus 34% in 1999. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.


Net income increased 9.1% to $2,524,000 as compared to $2,314,000 in the second quarter of 1999.

Diluted earnings per common share increased 13.8% to $.33 from $.29 as a result of improved earnings and the reduced number of shares outstanding.

Comparison of First Six Months 2000 to First Six Months 1999

Sales  for  the  first half of 2000 were up 10.9% to  $94,579,000 from $85,315,000 in 1999 due primarily to the strength of the electronics market and the Signtech acquisition.

Gross profit increased 10.2% to $31,676,000 from $28,734,000 in the first half of 1999. The gross profit margin as a percent of sales decreased slightly to 33.5% from 33.7%.

Selling and administrative expenses increased 8.9% to $22,541,000
from   $20,706,000.    As  a  percent  of  sales,   selling   and
administrative expenses decreased to 23.8% from 24.3%.

Net interest expense increased to $1,627,000 as compared to $1,082,000 in the first half of 1999. The effective tax rate for the first half of 2000 was 33% versus 34% in 1999. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

Net income increased 9.7% to $5,030,000 from $4,584,000 and diluted earnings per common share increased 14.0% to $.65 from $.57 in 1999.

Acquisition

On February 16, 2000, Bairnco purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd. for approximately $14.5 million. $2.0 million of this amount was placed in escrow subject to final audit of the acquired inventory and accounts receivable. The purchase of Signtech was funded with long-term debt. Signtech manufactures and distributes flexible reinforced vinyl materials used as the substrate in flexible faced sign systems. Signtech's products are sold primarily on a specification basis for corporate specified programs using various striping, heat transfer and screen print applications. Signtech's sales for the year ended December 31, 1999 were approximately $16.0 million. The transaction was accounted for as a purchase and, accordingly, the operating results of Signtech have been included in the Corporation's consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values.

During the second quarter 2000, $645,000 of the purchase price was refunded from escrow based on the final audited values of the acquired inventory and accounts receivable. The Corporation does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at February 16, 2000.



Dividend

The second quarter cash dividend of $.05 per share was paid on June 29, 2000 to stockholders of record on June 5, 2000.

Liquidity and Capital Resources

At July 1, 2000, Bairnco had working capital of $39.5 million compared to $33.3 million at December 31, 1999. The increase in accounts receivable and inventories are due to the increased sales in the second quarter of 2000 versus the fourth quarter of 1999 and the impact of the Signtech acquisition. Other current assets are down with the realization of the tax receivable in the first quarter of 2000. The increase in accounts payable is consistent with the build in inventories and the impact of the Signtech acquisition.

During the second quarter Bairnco repurchased 137,000 shares of its common stock at a total cost of $1,000,000. Total shares repurchased during the first half of 2000 were 279,000. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At July 1, 2000, Bairnco's total debt outstanding was $46,632,000 compared to $31,283,000 at the end of 1999. The increase was primarily due to the acquisition of Signtech. At July 1, 2000 approximately $25.6 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $4.4 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.8 million of capital expenditures during the second quarter of 2000 bringing the total capital expenditures for the first half of 2000 to $3.7 million. Total capital expenditures for 2000 are expected to approximate $8.3 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 2000.

Year 2000 Date Conversion

During  the  first  six months of 2000, the Corporation  did  not experience  any  disruption in its operations due  to  Year  2000 issues with its computer software programs and operating systems or its interface with key suppliers and vendors.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 1, 2000.

Outlook

The outlook for 2000 is for reasonable growth in our traditional industrial markets with additional growth expected from our continued penetration in certain market segments, new products and the Signtech acquisition. Both foreign and domestic competition remains intense in most markets. Based on the first half of 2000 results and the trend of the business entering the third quarter, we expect 2000 to be another year of growth.



Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on July 1, 2000 would increase interest expense and hence reduce the net income of the Corporation by approximately $310,000 per year.

The Corporation's fiscal second quarter 2000 sales denominated in a currency other than U.S. dollars were approximately 10.5% of total sales and net assets maintained in a functional currency other than U.S. dollars at July 1, 2000 were approximately 13.8% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants. The court has entered a scheduling order requiring the completion of all discovery (including expert discovery) by January 18, 2002. A trial date has not been set, but the Court has scheduled a conference for January 18, 2002, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions. These dates remain subject to adjustment based upon the progress of discovery.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through July 1, 2000, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 1, 2000.

Item 2:  CHANGES IN SECURITIES AND  USE OF PROCEEDS

       None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

       None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the second quarter of 2000.


Item 5: OTHER INFORMATION

       None.


Item 6(a): EXHIBITS

       Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 1, 2000 and July 3,
       1999.

       Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 1, 2000 and July
       3, 1999.






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



                                              BAIRNCO CORPORATION
                                                     (Registrant)






                                             /s/ James W. Lambert
                                                 James W. Lambert
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  August 4, 2000

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                              July 1, 2000