Form 10-Q
period 2000-09-30
BAIRNCO CORP /DE/
filed 2000-11-09
CIK 350750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q
Mark one)
[X]  QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000
                                   or

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

7,450,884 shares of Common Stock Outstanding as of October 27, 2000.


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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the pricing of the products of the Corporation or its competitors; the market demand and acceptance of the Corporation's existing and new products; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions; disruptions in operations due to labor disputes; the costs and other effects of complying with environmental regulatory requirements; losses due to natural disasters where the Corporation is self-insured and changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS





                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                               (Unaudited)



                                                          2000          1999

Net sales                                              $ 46,781,000  $42,130,000
  Cost of sales                                          32,189,000   28,945,000
Gross profit                                             14,592,000   13,185,000
  Selling and administrative expenses                    10,732,000    9,768,000
Operating profit                                          3,860,000    3,417,000
  Interest expense, net                                     916,000      516,000
Income before income taxes                                2,944,000    2,901,000
  Provision for income taxes                                971,000      888,000
Net income                                             $  1,973,000  $ 2,013,000

Earnings Per Share of Common Stock (Note 2):
  Basic                                                $       0.26  $      0.25
  Diluted                                              $       0.26  $      0.25

Weighted Average Number of Shares Outstanding:
  Basic                                                   7,513,000    7,895,000
  Diluted                                                 7,638,000    8,020,000

Dividends per share of common stock                    $       0.05  $      0.05

























The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                               (Unaudited)



                                                          2000          1999

Net sales                                             $ 141,360,000 $127,445,000
  Cost of sales                                          95,092,000   85,526,000
Gross profit                                             46,268,000   41,919,000
  Selling and administrative expenses                    33,273,000   30,474,000
Operating profit                                         12,995,000   11,445,000
  Interest expense, net                                   2,543,000    1,598,000
Income before income taxes                               10,452,000    9,847,000
  Provision for income taxes                              3,449,000    3,250,000
Net income                                            $   7,003,000  $ 6,597,000

Earnings Per Share of Common Stock (Note 2):
  Basic                                               $        0.92  $      0.82
  Diluted                                             $        0.91  $      0.82

Weighted Average Number of Shares Outstanding:
  Basic                                                   7,626,000    8,005,000
  Diluted                                                 7,737,000    8,073,000

Dividends per share of common stock                  $         0.15  $      0.15

























The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                               (Unaudited)
                                 Note 3


                                                          2000          1999

Net income                                            $ 1,973,000    $ 2,013,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                (361,000)       246,000
Comprehensive income                                  $ 1,612,000    $ 2,259,000









































The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                               (Unaudited)
                                 Note 3


                                                           2000         1999

Net income                                            $ 7,003,000   $ 6,597,000
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                (717,000)     (270,000)
Comprehensive income                                  $ 6,286,000    $6,327,000









































The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                              (Unaudited)
                                                          2000          1999
ASSETS
Current Assets:
Cash and cash equivalents                             $   745,000     $ 660,000
Accounts receivable, less allowances of
  $1,590,000 and $1,136,000, respectively              34,048,000    29,107,000
Inventories (Note 5)                                   28,570,000    25,204,000
Deferred income taxes                                   4,451,000     4,598,000
Other current assets                                    2,194,000     3,640,000
       Total current assets                            70,008,000    63,209,000
Plant and equipment, at cost                          115,672,000   101,672,000
Less - Accumulated depreciation                       (67,995,000)  (61,990,000)
  Plant and equipment, net                             47,677,000    39,682,000
Cost in excess of net assets of purchased
  businesses (Note 6)                                  12,791,000    11,822,000
Other assets                                            5,141,000     4,432,000
                                                    $ 135,617,000 $ 119,145,000

LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt                                      $  5,256,000   $ 4,692,000
Accounts payable                                       12,465,000    10,719,000
Accrued expenses (Note 7)                              14,367,000    14,542,000
       Total current liabilities                       32,088,000    29,953,000

Long-term debt                                         40,834,000    26,591,000
Deferred income taxes                                   6,442,000     5,459,000
Other liabilities                                       3,586,000     6,975,000
Stockholders' Investment:
  Preferred stock, par value $.01, 5,000,000 shares
      authorized, none issued                               --              --
  Common stock, par value $.01, 30,000,000 shares
      authorized, 11,248,849 and 11,198,849 shares
      issued, respectively                                112,000       112,000
  Paid-in capital                                      49,485,000    49,235,000
  Retained earnings                                    35,582,000    29,719,000
  Accumulated other comprehensive income (Note 3)         512,000     1,229,000
  Treasury stock, at cost, 3,797,965 and 3,402,065
    shares, respectively                              (33,024,000)  (30,128,000)
       Total stockholders' investment                  52,667,000    50,167,000
                                                     $135,617,000  $119,145,000








The accompanying notes are an integral part of these financial statements.



                  BAIRNCO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                               (Unaudited)

                                                           2000         1999
Cash Flows from Operating
Activities:
    Net income                                         $ 7,003,000  $ 6,597,000
    Adjustments to reconcile to net cash provided by
      Operating activities:
       Depreciation and amortization                     6,985,000    5,578,000
       (Gain) loss on disposal of plant and equipment      (14,000)      75,000
       Deferred income taxes                             1,130,000        6,000
       Change in current assets and liabilities:
        (Increase)decrease in accounts receivable       (4,332,000)  (3,596,000)
        (Increase)decrease in inventories               (2,575,000)   1,523,000
        Decrease (increase)in other current assets       1,420,000     (989,000)
        Increase in accounts payable                       440,000    1,916,000
        (Decrease)in accrued expenses                       83,000      902,000
       Other                                            (3,127,000)  (1,091,000)
      Net cash provided by operating activities          7,013,000    10,921,00

Cash Flows from Investing Activities:
   Capital expenditures                                 (4,798,000)  (4,354,000)
   Proceeds from sale of plant and equipment                61,000        2,000
   Payment for purchased business, net of cash
      acquired                                         (13,337,000)       --
      Net cash (used in) investing activities          (18,074,000)  (4,352,000)

Cash Flows from Financing Activities:
   Net borrowings (repayments)of external debt          15,072,000   (2,991,000)
   Payment of dividends                                 (1,140,000)  (1,201,000)
   Purchase of treasury stock                           (2,896,000)  (2,233,000)
   Exercise of stock options                               250,000       70,000
      Net cash provided by (used in)financing
        activities                                       11,286,00   (6,355,000)

Effect of foreign currency exchange rate changes on
   Cash and cash equivalents                              (140,000)     (82,000)
Net increase in cash and cash equivalents                   85,000      132,000
Cash and cash equivalents, beginning of period             660,000      822,000
Cash and cash equivalents, end of period              $    745,000 $    954,000













The accompanying notes are an integral part of these financial statements.


                  BAIRNCO CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000
                               (Unaudited)


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

The quarterly financial statements should be read in conjunction with the December 31, 1999 audited consolidated financial statements. The consolidated results of operations for the quarter and nine-month period ended September 30, 2000 are not necessarily indicative of the results of operations for the full year.


(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Statements regarding the computation of earnings per share for the quarters and nine month periods ended September 30, 2000 and October 2, 1999 are included as Exhibit
11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

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

(4) Financial Instruments

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133", defers the effective date of SFAS No. 133 until January 2001 for the Corporation. Based on its current limited use of derivatives, the Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No. 133 on January 1, 2001.

(5) Inventories

Inventories consisted of the following as of September  30,  2000 and December 31, 1999:

                                          2000           1999

     Raw materials and supplies      $  6,672,000   $  5,986,000
     Work in process                    8,662,000      8,574,000
     Finished goods                    13,236,000     10,644,000
          Total inventories          $ 28,570,000   $ 25,204,000


(6) Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,542,000 and $10,298,000 at September 30, 2000 and
December 31, 1999, respectively, is being amortized over 40 years. Accumulated amortization at September 30, 2000 and December 31, 1999, was $2,238,000 and $1,964,000, respectively.



(7) Accrued Expenses

Accrued  expenses consisted of the following as of September  30,
2000 and December 31, 1999:
                                          2000           1999

     Salaries and wages              $  2,550,000   $  3,114,000
     Income taxes                         133,000        550,000
     Insurance                          3,154,000      3,581,000
     Litigation                         1,980,000      2,588,000
     Other accrued expenses             6,550,000      4,709,000
          Total accrued expenses     $ 14,367,000   $ 14,542,000

Accrued expenses-litigation: The Corporation accrues for the estimated costs to defend existing lawsuits, claims and proceedings where it is probable that it will incur such costs in the future. These non-discounted accruals are management's best estimate of the most likely cost to defend the litigation based on discussions with counsel. Such estimates are reviewed and evaluated in light of ongoing experiences and expectations and could substantially exceed the current best estimates which would have a material impact on the results of operations of the period in which the change in estimate was recorded. Any changes in estimates from this review process are reflected in operations currently.

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. The litigation provision added to the existing reserves for asbestos-related litigation expenditures due to a change in the estimate to defend the
Transaction   Lawsuit  (refer  to  Part  II,   Item   1.   "Legal
Proceedings" of this filing). Through September 30, 2000, approximately $5.3 million had been spent. The remaining litigation reserves included in accrued expenses and other long-term liabilities in the Corporation's consolidated condensed balance sheet, and the related time frame for spending assume a vigorous defense of the case through discovery, summary judgment motions and trial at the end of 2002.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 1999 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the third quarter of 2000 and 1999 as required under SFAS 131 is as follows:

2000                           Net Sales        Operating Profit (Loss)
Arlon                          $36,890,000      $4,982,000
Kasco                            9,891,000        (213,000)
Headquarters                       --             (909,000)
                               $46,781,000      $3,860,000


1999                           Net Sales        Operating Profit (Loss)
Arlon                          $30,222,000      $3,751,000
Kasco                           11,908,000         794,000
Headquarters                       --           (1,128,000)
                               $42,130,000      $3,417,000

Financial information about the Corporation's operating segments for the nine-month periods ended September 30, 2000 and October
2, 1999 as required by SFAS 131 is as follows:

2000                           Net Sales        Operating Profit (Loss)
Arlon                          $108,983,000     $15,130,000
Kasco                            32,377,000         676,000
Headquarters                        --           (2,811,000)
                               $141,360,000     $12,995,000

1999                           Net Sales        Operating Profit (Loss)
Arlon                          $90,537,000      $11,737,000
Kasco                           36,908,000        2,889,000
Headquarters                       --            (3,181,000)
                              $127,445,000      $11,445,000

The total assets of the segments as of September 30, 2000 and December 31, 1999 are as follows:

                                 2000             1999
Arlon                         $ 88,432,000      $ 69,915,000
Kasco                           38,713,000        39,294,000
Headquarters                     8,472,000         9,936,000
                             $ 135,617,000       119,145,000

(9) Acquisition

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

During the second quarter 2000, $645,000 of the purchase price was refunded from escrow based on the determined values of the acquired inventory and accounts receivable. During the third quarter of 2000, the Corporation adjusted the preliminary purchase price allocation by adding an additional $600,000 to cost in excess of net assets of purchased businesses related to overvalued inventory.

 (10) Contingencies

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


Comparison of Third Quarter 2000 to Third Quarter 1999

Sales in the third quarter 2000 were $46,781,000, an increase of 11.0% from $42,130,000 in 1999. Arlon's sales of $36,890,000 were up 22.1% from last year due to the strength of the electronics and electrical markets and the inclusion of the first quarter 2000 acquisition. Kasco's sales decreased 16.9% to $9,891,000 as compared to the third quarter of 1999. Kasco's US operations continued to experience significant competitive pressures resulting in lost sales and overall reduced pricing. Kasco's European operations also reported reduced operating results due to the negative currency translation impact of the strong dollar and reduced meat consumption. As a result, the Kasco segment reported a loss for the third quarter of 2000. Kasco began making changes to its structure during the second and third quarters of 2000 to reduce costs.

Gross profit increased 10.7% to $14,592,000 from $13,185,000 due to the increased sales. The gross profit margin as a percent of sales decreased slightly to 31.2% from 31.3%.

Selling and administrative expenses increased 9.9% to $10,732,000
from   $9,768,000.   As   a  percent  of   sales,   selling   and
administrative expenses decreased to 22.9% from 23.2%.

Net interest expense increased to $916,000 in 2000 as compared to $516,000 in 1999 due to higher average borrowings resulting from the first quarter 2000 acquisition and the continuing program to repurchase Bairnco common stock, and higher average interest rates.

Income before income taxes increased 1.5% to $2,944,000 from $2,901,000. However, due to a 33.0% effective tax rate in this third quarter as compared to 30.6% in the third quarter last year, net income decreased 2.0% to $1,973,000 as compared to $2,013,000 in the third quarter of 1999. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

Diluted earnings per common share increased 4.0% to $.26 from $.25 as a result of the reduced number of shares outstanding.

Comparison of First Nine Months 2000 to First Nine Months 1999

Sales for the first nine months of 2000 were up 10.9% to $141,360,000 from $127,445,000 in 1999 due primarily to the strength of the electronics market and the Signtech acquisition.

Gross profit increased 10.4% to $46,268,000 from $41,919,000 in the first nine months of 1999. The gross profit margin as a percent of sales decreased slightly to 32.7% from 32.9%.

Selling and administrative expenses increased 9.2% to $33,273,000
from   $30,474,000.    As  a  percent  of  sales,   selling   and
administrative expenses decreased to 23.5% from 23.9%.


Net interest expense increased to $2,543,000 as compared to $1,598,000 in the first nine months of 1999. The effective tax rate for the first nine months of 2000 and 1999 was 33%. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

Net income increased 6.2% to $7,003,000 from $6,597,000 and diluted earnings per common share increased 11.0% to $.91 from $.82 in 1999.

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

During the second quarter 2000, $645,000 of the purchase price was refunded from escrow based on the determined values of the acquired inventory and accounts receivable. During the third quarter of 2000, the Corporation adjusted the preliminary purchase price allocation by adding an additional $600,000 to cost in excess of net assets of purchased businesses related to overvalued inventory.

Dividend

The third quarter cash dividend of $.05 per share was paid on September 28, 2000 to stockholders of record on September 5, 2000.

Liquidity and Capital Resources

At September 30, 2000, Bairnco had working capital of $37.9 million compared to $33.3 million at December 31, 1999. The increase in accounts receivable is due to the increased sales in the third quarter of 2000 versus the fourth quarter of 1999 and the impact of the Signtech acquisition. The increase in inventories is primarily related to the Signtech acquisition. Other current assets are down with the collection of the tax receivable in the first quarter of 2000. The increase in accounts payable is consistent with the impact of the Signtech acquisition and the timing of payments to vendors.

During the third quarter Bairnco repurchased 116,900 shares of its common stock at a total cost of $882,000. Total shares repurchased during the first nine months of 2000 were 395,900. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At September 30, 2000, Bairnco's total debt outstanding was $46,090,000 compared to $31,283,000 at the end of 1999. The increase was primarily due to the acquisition of Signtech. At September 30, 2000 approximately $26.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $3.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made approximately $1.1 million of capital expenditures during the third quarter of 2000 bringing the total capital expenditures for the first nine months of 2000 to approximately $4.8 million. Total capital expenditures for 2000 are expected to approximate $7.0 million.

Cash  provided by operating activities plus the amounts available
under   the  existing  credit  facilities  are  expected  to   be
sufficient to fulfill Bairnco's anticipated cash requirements in 2000.

Year 2000 Date Conversion

During  the  first nine months of 2000, the Corporation  did  not experience  any  disruption in its operations due  to  Year  2000 issues with its computer software programs and operating systems or its interface with key suppliers and vendors.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 30, 2000.

Outlook

For the remainder of 2000, while we anticipate continued growth in Arlon's markets and contributions from new products and the Signtech acquisition, the strong U.S. dollar will again have a negative impact on our sales and earnings. This is due both to the effect of exchange rates on our foreign sales and earnings, as well as price reductions to remain competitive in export markets. Kasco is expected to report additional losses in the fourth quarter as it reengineers its business to meet the changes in its market place. Based on the operating results for the first nine months of 2000 and the trend of the business entering the fourth quarter, we expect the consolidated results for 2000 to reflect another year of growth.



Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on September 30, 2000 would increase interest expense and hence reduce the net income of the Corporation by approximately $310,000 per year.

The Corporation's fiscal third quarter 2000 sales denominated in a currency other than U.S. dollars were approximately 10.3% of total sales and net assets maintained in a functional currency other than U.S. dollars at September 30, 2000 were approximately 16.4% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.


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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through September 30, 2000, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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


Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 30, 2000.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

       None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the third quarter of 2000.


Item 5: OTHER INFORMATION

       None.


Item 6(a): EXHIBITS

       Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended September 30, 2000 and October 2, 1999.

       Exhibit  11.2 - Calculation of Basic and Diluted  Earnings
       per  Share  for the Nine Months ended September  30,  2000 and October 2, 1999.






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



                                              BAIRNCO CORPORATION
                                                     (Registrant)






                                             /s/ James W. Lambert
                                                 James W. Lambert
                             Vice President Finance and Treasurer
                                        (Chief Financial Officer)

DATE:  October 27, 2000

















                                EXHIBITS

                              TO FORM 10-Q

                            FOR QUARTER ENDED

                           September 30, 2000