Form 10-K
period 2000-12-31
BAIRNCO CORP /DE/
filed 2001-03-22
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On February 21, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates was $55,725,340.

On February 21, 2001, there were 7,313,334 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2000. Part III incorporates information by reference from the Proxy Statement dated March 12, 2001 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 19, 2001.

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

In January 2001, Bairnco purchased selected net assets of Viscor Inc ("Viscor"). Viscor's engineered coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products.

The acquisitions complement Arlon's graphic and industrial products with product line extensions, additional brand recognition, and penetration into new customer segments and markets. The acquisitions also expanded Arlon's coating and converting capacity.

At December 31, 2000, Bairnco employed 926 persons including 16 headquarters personnel. Bairnco's operations occupy approximately 771,000 square feet of factory and office space at its principal locations. There is an additional 54,000 square feet of leased space used as field warehouses throughout North America.

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

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 28 through 30 and on pages 4 through 7 of Bairnco's 2000 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 2000 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 through 12 of Bairnco's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed on page 10 under "Item 2. PROPERTIES" of this filing.

ENGINEERED MATERIALS AND COMPONENTS (ARLON)

Description of Business

Engineered materials and components are designed, manufactured and sold under the Arlon brand identity. These products are based on common technologies in coating, laminating, polymer and dispersion chemistry. Arlon's principal products include high performance materials for the printed circuit board industry, adhesive coated cast and calendered vinyl films, custom-engineered laminates, and calendered and extruded silicone rubber insulation products used in a broad range of industrial, consumer and commercial products.

Arlon Materials for Electronics has an international reputation as the premier supplier of high technology materials for the printed circuit board industry. These products are marketed principally to printed circuit board manufacturers and OEM's by Technical sales and Service Representatives in the US, and through distributors and manufacturers representatives in Europe, the Far East, and South America, supported by direct Technical Sales Specialists in Europe and Asia. Our Electronic Substrates product line includes high temperature, high performance thermoset laminates and prepreg bonding plies used in circuit boards for sophisticated commercial applications and military electronics. These applications require materials that are highly reliable, withstand continuous high or widely varying operating temperatures, provide ease of field repairability, or improve board fabrication yields. Intermediate temperature laminates, which provide improved product reliability and ease of manufacture at a lower cost, are also key to the line. The Microwave Materials product line offers application matched, reinforced PTFE and other resin based laminates providing high yields and high performance for low signal-loss and frequency-dependent microwave applications. The applications for this product line include microwave antennas, digital cordless telephones, cellular phone handsets, cellular phone base stations, direct broadcast satellite TV systems, personal communications networks, global positioning satellites, local area networks, collision avoidance systems, and radar detection systems.

Arlon specialty graphic films are marketed under the Calon(R) brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems. These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. In February of 2000, Bairnco announced it had purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market. Signtech's product lines complement Arlon's current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets.

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

Arlon also manufactures a line of silicone rubber materials, used in a broad range of consumer, industrial and commercial products. Typical applications and products include silicone sheet rubber for producing composite parts, silicone rubber insulating tapes for electric traction motor coil windings, insulation for industrial and commercial flexible heaters, silicone products for high temperature hose and duct markets, insulating tape for medium and high voltage electrical splices and terminations, as well as compliant, thermally or electrically conductive silicone sheet adhesives known as Thermabond™.

Competition

Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation.

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

Raw Materials and Purchased Parts

The essential raw materials used in Arlon engineered materials and components are silicone rubber, fiberglass cloth, pigments, steel and aluminum parts, copper foil, aluminum foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon™ or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, other thermoset resins, and various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in Arlon's products that are purchased from chemical companies and are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary. However, the qualification procedure can take up to several months and could therefore interrupt production if the primary raw material source was lost unexpectedly.

Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Japan, Europe and Brazil.

Employees

As of December 31, 2000, approximately 623 employees were employed by the operations that constitute Arlon's engineered materials and components.

Patents and Trademarks

The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

REPLACEMENT PRODUCTS AND SERVICES (KASCO)

Description of Business

Replacement products and services are manufactured and distributed under the Kasco brand identity principally to the meat, deli and seafood departments of supermarkets; to meat, poultry and fish processing plants; and to manufacturers and distributors of electrical saws and cutting equipment throughout the United States, Canada and Europe. These products and services include band saw blades for cutting meat and fish, saw blades for cutting wood and metal, grinder plates and knives for grinding meat, electrical saws and cutting machines, seasoning products, preventive maintenance for equipment in meat and deli operations, and other related butcher supply products.

Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom and Canada, and Bertram & Graf and Biro France and Eurokasco in Continental Europe.

Competition and Marketing

Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies. The principal methods of competition are price, service and product performance. The performance of meat band saw blades and grinder plate and knives used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine or grinder, and operator.

Kasco has a significant distribution network that reaches over 20,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia. Kasco's distribution network is made up of direct salesmen, Territory Managers and Distributors who have in-depth knowledge of the local markets and the customer's needs. Kasco has an extensive training program for its Territory Managers.

During 2000 in the US market, Kasco experienced intense competitive pressures as the segment of the retail grocery market that Kasco services contracted through a combination of retail consolidations and the industry's move to Case-Ready product offerings. Kasco's European business units had earnings unfavorably impacted by the strengthening of the US dollar versus the Euro and the reduced meat consumption from the resurgent BSE ("mad cow") disease. Kasco began making changes to its structure during the second and third quarters of 2000 in order to reduce costs and it continues to reengineer its business to meet the changes in its market place.

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

Employees

As of December 31, 2000, approximately 287 persons were employed in the replacement products and services segment.

Patents and Trademarks

The Corporation has a number of United States and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

d. Foreign Operations

The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 28 through 30 of Bairnco's 2000 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2000, 1999, and 1998 were $49,904,000, $39,291,000, and $30,554,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

Item 2. PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date .

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	771,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Engineered Materials and Components (Arlon)

Bear, DE	135,000	Owned
East Providence, RI	60,000	Owned
Northbrook, IL	30,000	Owned
Rancho Cucamonga, CA	80,000	Owned
San Antonio, TX	96,000	Leased (Expires 2003)
San Antonio, TX	16,000	Leased (Expires 2004)
Santa Ana, CA	124,000	Leased (Expires 2003)

Replacement Products and Services (Kasco)

Gwent, Wales, UK	25,000	Owned
Pansdorf, Germany	22,000	Owned
Paris, France	20,000	Leased (Expires 2006)
St. Louis, MO	78,000	Owned
St. Louis, MO	20,000	Leased (Expires 2003)
Field Warehouses
(Approximately 60 locations
in North America)	54,000	Leased

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 2000, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 2000.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name and Age of Data Pertaining to

Executive Officers	Executive Officers

Luke E. Fichthorn III (59)

Mr. Fichthorn has served as Chairman of Bairnco since May 23, 1990, and on December 18, 1991, became Chief Executive Officer of Bairnco. For over twenty-five years, Mr. Fichthorn has been a private investment banker and partner of Twain Associates, a private investment banking and consulting firm. Mr. Fichthorn served as a director of Keene Corporation, a former subsidiary of Bairnco Corporation from August 1969 until May 1981, and became a director of Bairnco in January 1981. Mr. Fichthorn is also a director of Florida Rock Industries, Inc. and FRP Properties, Inc., neither of which is affiliated with Bairnco.

Larry D. Smith (51)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities. Most recently, Mr. Smith was Vice President Human Resources for Emerson's Therm-O-Disc, Inc. division in Mansfield, Ohio.

James W. Lambert (47)

Mr. Lambert was appointed Vice President - Finance and Treasurer of Bairnco in December 1999. From August 1997 to December 1999, Mr. Lambert was Bairnco's Corporate Controller. Prior to joining Bairnco, Mr. Lambert was employed for over 15 years by Air Products and Chemicals Inc., in a variety of financial, marketing and product management capacities.

Lawrence C. Maingot (41)

Mr. Maingot was appointed Corporate Controller of Bairnco in December 1999. From May 1997 to December 1999, Mr. Maingot was Bairnco's Assistant Controller. From April 1992 to May 1997, Mr. Maingot was Bairnco's Accounting Manager. Prior to joining Bairnco, Mr. Maingot was employed with Arthur Andersen LLP.

PART II

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations" on page 13 of Bairnco's 2000 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Income on page 15 of Bairnco's 2000 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend remained constant at $0.05 per share during 2000. The Board continues to review the dividend on a quarterly basis.

b. The approximate number of holders of record of Bairnco common stock (par value $.01 per share) as of December 31, 2000 was 1,246.

Item 6. SELECTED FINANCIAL DATA

Reference is made to "Financial History" on page 9 of Bairnco's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 12 of Bairnco's 2000 Annual Report to Stockholders which is incorporated herein by reference.

Accounting for derivatives:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will require the Corporation to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," is effective for all fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Corporation will adopt SFAS 133, as amended, on January 1, 2001. Had SFAS 133 been implemented, the Corporation's results of operations and financial position for the year ended December 31, 2000 would not have been materially impacted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on December 31, 2000 would increase interest expense and hence reduce the net income of the Corporation by approximately $350,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2000, categorized by type of instrument and by year of maturity.

	2001	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	5,734	-	-	-	-	5,734	5,734
Long Term Debt:
Term Loan (interest at 8.25%)	-	-	2,000	6,000	-	8,000	8,000
Term Loan (interest at 8.3125%)	3,000	4,000	3,000	-	-	10,000	10,000
Industrial Revenue Bond (interest at 5.2%)	-	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 6.4375% to 8.3125%)	-	-	-	-	19,456	19,456	19,456

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Euro

Each of our European operations has a plan in place to deal with the introduction of the euro. All computer systems will be updated to ensure euro compliance by the end of 2001. All marketing and operational policies and procedures will be reviewed to ensure we continue to successfully conduct all aspects of our business in the euro market. The total cost of the euro conversion is not expected to be material and the conversion from the legacy currencies is not anticipated to have a material adverse effect on Bairnco's consolidated financial position or results of operations.

Impact of Foreign Currency Exchange Rates

The Corporation's fiscal 2000 sales denominated in a currency other than U.S. dollars were approximately 13% of total sales and net assets maintained in a functional currency other than U.S. dollars at December 31, 2000 were approximately 12% of total net assets. The effects of changes in foreign currency exchange rates has not historically been significant to the Corporation's operations or net assets.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 15 through 31 and the "Quarterly Results of Operations" on page 13 of Bairnco's 2000 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors of Bairnco is included in the Proxy Statement for the 2001 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

See the information regarding executive officers of the Corporation on pages 13 and 14 of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2001 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

MANAGEMENT

The information required by Item 12 is included in the Proxy Statement for the 2001 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2001 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM

8-K

a) 1. Financial Statements

Included in the 2000 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

• Report of Independent Certified Public Accountants;

• Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998;

• Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998;

• Consolidated Balance Sheets as of December 31, 2000 and 1999;

• Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998;

• Consolidated Statements of Stockholders' Investment for the years ended December 31, 2000, 1999, and 1998;

• Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

• Report of Independent Certified Public Accountants on Financial Statement Schedules on page 22 of this Annual Report on Form 10-K;

• Financial Statement Schedules for the years ended December 31, 2000, 1999, and 1998:

Schedule II - Valuation and Qualifying Accounts on page 23 of this Annual Report on Form 10-K;

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3. See Index to Exhibits on pages 24 through 27 of this Annual Report on Form 10-K.

b) Reports on Form 8-K - None filed in the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION

(Registrant)

Date: March 20, 2001	By: /s/ James W. Lambert
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

/s/ Lawrence C. Maingot

Larry C. Maingot - Controller

(Principal Accounting Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

TO BAIRNCO CORPORATION:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Bairnco Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Orlando, Florida

January 26, 2001

ARTHUR ANDERSEN LLP

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	Balance				Balance
Year Ended	Beginning		Deductions		End
December 31,	Of Year	Expenses	(a)	Other (b)	of Year

2000
Reserve for
Doubtful Accounts	$1,136,000	$1,045,000	$ (578,000)	$114,000	$1,717,000

Reserve for
Excess and
Obsolete Inventory	$4,142,000	$2,574,000	$(4,141,000)	$800,000	$3,375,000

1999
Reserve for
Doubtful Accounts	$1,224,000	$ 647,000	$ (735,000)	$ ------	$1,136,000

Reserve for
Excess and
Obsolete Inventory	$2,559,000	$3,739,000	$(2,156,000)	$ ------	$4,142,000

1998
Reserve for
Doubtful Accounts	$ 943,000	$ 372,000	$ (241,000)	$150,000	$1,224,000

Reserve for
Excess and
Obsolete Inventory	$1,673,000	$3,029,000	$(2,612,000)	$469,000	$2,559,000

  Actual charges incurred in connection with the purpose for which the reserves were established.

  Additions to the reserve from acquisition.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File No.: 1-8120

BAIRNCO CORPORATION

(Exact name of registrant as specified in the charter)

Description	Incorporated Herein by Reference To
Certificate of Incorporation, as amended through September 24, 1991.	Exhibit 3 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
By Laws, as amended through December 18, 1991.	Exhibit 3 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
Promissory note dated as of September 1, 1989, between Arlon, Inc. And the Delaware Economic Development Authority.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

Indenture of Trust, series 1989, dated as of September 1, 1989, between the Delaware Economic Development Authority and Manufacturers and Traders Trust Company, securing variable rate demand Industrial Development Refunding Revenue Bonds (Arlon, Inc. Project), series 1989 of the Delaware Economic Development Authority.

Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Loan Agreement, dated as of September 1, 1989, between the Delaware Economic Development Authority and Arlon, Inc.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank NA (now Bank of America, Illinois).	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Agreement of the Company, dated March 30, 1987, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.	Exhibit 4(e) to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
Standard Industrial Lease dated June 30, 1983 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc. as successor to Keene Corporation.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1983.
Bairnco Corporation 401(k) Savings Plan and Trust.	Exhibit 4.3 to Bairnco's Registration Statement on Form S-8, No. 33-41313.
Bairnco Corporation 2000 Stock Incentive Plan.	Exhibit A to Bairnco's Proxy Statement for the fiscal year ended December 31, 1999.

Description	Incorporated Herein by Reference To
Bairnco Corporation Management Incentive Compensation Plan.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1981.
Employment Agreement dated January 22, 1990, between Bairnco Corporation and Luke E. Fichthorn III.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Promissory Note dated January 31, 1998, between Bairnco Corporation and Bank of America NT&SA.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1997.

Second Amended and Restated Credit Agreement dated as of February 22, 2000, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, N.A., as the Agent for Lenders.

Exhibit 2 to Bairnco's Current Report on Form 8-K dated February 24, 2000.

Exhibits to Second Amended and Restated Credit Agreement dated as of February 22, 2000, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, N.A., as the Agent for Lenders.

Exhibit 3 to Bairnco's Current Report on Form 8-K dated February 24, 2000.
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Calculation of Basic and Diluted Earnings per Share for the years ended December 31, 2000, 1999 and 1998.	Exhibit 11 filed herewith.
2000 Annual Report to Stockholders.	Exhibit 13 filed herewith.

Description	Incorporated Herein by Reference To
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Certified Public Accountants.	Exhibit 23 filed herewith.