Form 10-Q
period 2001-03-31
BAIRNCO CORP /DE/
filed 2001-04-27
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

7,313,784 shares of Common Stock Outstanding as of April 25, 2001.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2001 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; the impact on production output and costs from the availability of energy sources and related pricing; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the market demand and acceptance of the Corporation's existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions; disruptions in operations due to labor disputes; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(Unaudited)

	2001	2000
Net Sales	$ 44,218,000	$ 45,816,000
Cost of sales	31,684,000	30,475,000
Gross Profit	12,534,000	15,341,000
Selling and administrative expenses	10,112,000	10,918,000
Operating Profit	2,422,000	4,423,000
Interest expense, net	948,000	683,000
Income before Income Taxes	1,474,000	3,740,000
Provision for income taxes	457,000	1,234,000
Net Income	$ 1,017,000	$ 2,506,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.14	$ 0.32
Diluted	$ 0.14	$ 0.32

Weighted Average Number of Shares Outstanding:
Basic	7,311,000	7,761,000
Diluted	7,437,000	7,852,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(Unaudited)

Note 3

	2001	2000
Net income	$ 1,017,000	$ 2,506,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(427,000)	(227,000)
Comprehensive income	$ 590,000	$ 2,279,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	Unaudited
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,496,000	$ 945,000
Accounts receivable, less allowances of $1,954,000 and $1,717,000, respectively	32,152,000	32,504,000
Inventories	28,997,000	29,471,000
Deferred income taxes	3,945,000	3,945,000
Other current assets	2,553,000	3,438,000
Total current assets	69,143,000	70,303,000

Plant and equipment, at cost	117,744,000	116,211,000
Accumulated depreciation and amortization	(70,646,000)	(68,870,000)
Plant and equipment, net	47,098,000	47,341,000
Cost in excess of net assets of purchased businesses, net	12,978,000	12,828,000
Other assets	5,500,000	5,297,000
	$ 134,719,000	$ 135,769,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 3,390,000	$ 5,734,000
Current maturities of long-term debt	3,250,000	3,000,000
Accounts payable	12,622,000	11,479,000
Accrued expenses	11,149,000	15,164,000
Total current liabilities	30,411,000	35,377,000
Long-term debt	41,351,000	37,456,000
Deferred income taxes	6,951,000	6,967,000
Other liabilities	3,048,000	3,260,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,256,899 and 11,251,899 issued, respectively	112,000	112,000
Paid-in capital	49,529,000	49,504,000
Retained earnings	37,096,000	36,445,000
Accumulated Other Comprehensive Income-
Currency translation adjustment	354,000	781,000
Treasury stock, at cost, 3,943,565 shares	(34,133,000)	(34,133,000)
Total stockholders' investment	52,958,000	52,709,000
	$ 134,719,000	$ 135,769,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(Unaudited)

	2001	2000
Cash Flows from Operating Activities:
Net income	$ 1,017,000	$ 2,506,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	2,297,000	2,169,000
Loss on disposal of plant and equipment	8,000	--
Deferred income taxes	(16,000)	(6,000)
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	958,000	(3,227,000)
Decrease (increase) decrease in inventories	1,015,000	(1,912,000)
Decrease in other current assets	861,000	1,284,000
Increase in accounts payable	1,123,000	2,796,000
(Decrease) in accrued expenses	(4,014,000)	(1,286,000)
Other	(120,000)	(862,000)
Net cash provided by operating activities	3,129,000	1,462,000

Cash Flows from Investing Activities:
Capital expenditures	(831,000)	(1,886,000)
Proceeds from sale of plant and equipment	5,000	--
Payment for purchased businesses, net of cash acquired	(3,434,000)	(13,982,000)
Net cash (used in) investing activities	(4,260,000)	(15,868,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(2,251,000)	(895,000)
Proceeds from long-term debt	9,500,000	17,822,000
Long-term debt repayments	(5,290,000)	(867,000)
Payment of dividends	(366,000)	(389,000)
Purchase of treasury stock	--	(1,014,000)
Exercise of stock options	25,000	--
Net cash provided by financing activities	1,618,000	14,657,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	64,000	(140,000)
Net increase in cash and cash equivalents	551,000	111,000
Cash and cash equivalents, beginning of period	945,000	660,000
Cash and cash equivalents, end of period	$ 1,496,000	$ 771,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2001

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

The quarterly financial statements should be read in conjunction with the December 31, 2000 audited consolidated financial statements. The consolidated results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of operations for the full year.

(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. A statement regarding the computation of earnings per share for the quarters ended March 31, 2001 and April 1, 2000 is included as Exhibit 11 to this Quarterly Report on Form 10-Q.

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

  Accounting for Derivatives

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires the Corporation to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," is effective for all fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods.

The Corporation adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS 133 had no impact on the Corporation's results of operations and financial position for the quarter ended March 31, 2001.

(5) Inventories

Inventories consisted of the following as of March 31, 2001 and December 31, 2000:

	2001	2000
Raw materials and supplies	$ 7,314,000	$ 6,702,000
Work in process	8,574,000	8,372,000
Finished goods	13,109,000	14,397,000
Total inventories	$ 28,997,000	$ 29,471,000

(6) Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,955,000 and $11,709,000 at March 31, 2001 and December 31, 2000, respectively, is being amortized over periods of 15 to 40 years. Accumulated amortization at March 31, 2001 and December 31, 2000, was $2,464,000 and $2,367,000, respectively.

(7) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2001 and December 31, 2000:

	2001	2000
Salaries and wages	$ 967,000	$ 2,978,000
Income taxes	175,000	262,000
Insurance	3,172,000	3,475,000
Litigation	1,907,000	2,226,000
Other accrued expenses	4,928,000	6,223,000
Total accrued expenses	$ 11,149,000	$ 15,164,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through March 31, 2001, approximately $7.2 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses and other long-term liabilities in the Corporation's consolidated balance sheet. The level of reserves assumes a vigorous defense of the case through discovery, summary judgment motions and trial at the end of 2002.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2000 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the first quarter of 2001 and 2000 as required under SFAS 131 is as follows:

	Net Sales	Operating Profit (Loss)
2001
Arlon	$ 35,165,000	$ 3,843,000
Kasco	9,053,000	(636,000)
Headquarters	--	(785,000)
	$ 44,218,000	$ 2,422,000

2000
Arlon	$ 34,303,000	$ 4,884,000
Kasco	11,513,000	371,000
Headquarters	--	(832,000)
	$ 45,816,000	$ 4,423,000

The total assets of the segments as of March 31, 2001 and December 31, 2000 are as follows:

	2001	2000

Arlon	$ 91,252,000	$ 88,529,000
Kasco	33,095,000	35,333,000
Headquarters	10,372,000	11,907,000
	$ 134,719,000	$ 135,769,000

  Acquisition

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. Viscor's sales for the six months ended December 31, 2000 were approximately $3.4 million. The transaction was accounted for as a purchase and was financed with long-term debt. The preliminary purchase price exceeded the fair value of net assets acquired by approximately $0.4 million and the resultant goodwill is being amortized on a straight-line basis over 15 years. The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005.

(10) Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal Proceedings") of this filing.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2000.

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

Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, and on site maintenance services primarily in the meat and deli departments. Kasco also distributes equipment to the food industry in Canada and France. These products are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Comparison of First Quarter 2001 to First Quarter 2000

Sales in the first quarter 2001 were $44,218,000, a decrease of 3.5% from $45,816,000 in 2000. Arlon's sales were up 2.5% from last year primarily as a result of a small acquisition in the first quarter. There were varying declines in its graphics, industrial and electrical markets. Demand from the wireless and telecommunication markets dropped dramatically but were offset by the early 2001 strength in demand for high temperature products from military and commercial electronics markets. The strong US dollar continued to have an adverse impact on Arlon's export sales. Kasco's sales decreased 21.4% as compared to the first quarter last year due to several factors. Sales of Kasco's seasoning products were reduced as a result of the decision of a major grocery chain to shift its ready-to-cook meat and seafood products from in-store preparation to purchasing prepared products from central processors. Significant competitive pressures on its US operations continued, resulting in lost sales and overall reduced pricing as compared to last year's first quarter. The strong US dollar also negatively impacted the currency translation of Kasco's foreign sales. Finally, Kasco's European operations were impacted by reduced meat consumption due to "mad cow" and "hoof and mouth" disease outbreaks in Europe.

Gross profit decreased 18.3% to $12,534,000 from $15,341,000 due to the reduced sales, even lower production volumes to reduce inventories, and the impact of the strong dollar on export margins. The gross profit margin as a percent of sales decreased to 28.3% from 33.5%.

Selling and administrative expenses decreased 7.4% to $10,112,000 from $10,918,000 as costs were reduced in light of a slowing economy and efforts to improve Kasco's financial performance. As a percent of sales, selling and administrative expenses decreased to 22.9% from 23.8%.

Interest expense increased to $948,000 in 2001 as compared to $683,000 in 2000 due to higher average borrowings resulting from the acquisitions in the first quarter of 2001 and 2000 and the repurchase of Bairnco common stock during 2000. No shares were repurchased during the first quarter of 2001.

Net income decreased 59.4% to $1,017,000 as compared to $2,506,000 in the first quarter of 2000. Diluted earnings per common share decreased 56.3% to $.14 from $.32 as a result of reduced earnings.

Acquisition

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. Viscor's sales for the six months ended December 31, 2000 were approximately $3.4 million. The transaction was accounted for as a purchase and was financed with long-term debt. The preliminary purchase price exceeded the fair value of net assets acquired by approximately $0.4 million and the resultant goodwill is being amortized on a straight-line basis over 15 years. The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005.

Dividend

The first quarter cash dividend of $.05 per share was paid on March 30, 2001 to stockholders of record on March 5, 2001.

Liquidity and Capital Resources

At March 31, 2001, Bairnco had working capital of $38.7 million compared to $34.9 million at December 31, 2000. The decrease in other current assets is due to the collection of the tax receivable in the first quarter of 2001. The increase in accounts payable is consistent with the impact of the Viscor acquisition and the timing of payments to vendors.

During the first quarter Bairnco repurchased no shares of its common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At March 31, 2001, Bairnco's total debt outstanding was $47,991,000 compared to $46,190,000 at the end of 2000. The increase was primarily due to the Viscor acquisition. At March 31, 2001 approximately $21.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended. In addition, approximately $4.9 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $831,000 of capital expenditures during the first quarter of 2001. Total capital expenditures for 2001 are expected to approximate $6 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2001.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 31, 2001.

Outlook

The results for the first quarter are expected to be the low point for the year. Restructuring costs should be lower as the major headcount reductions have been completed absent a future major deterioration in the economy or Bairnco's served markets. Although final demand in Bairnco's served wireless, telecommunications and electronics markets are not expected to improve until 2002, the effect of the inventory correction is expected to abate during the third quarter this year. Even with further modest reductions in inventories, Bairnco's plants should operate at higher levels of output going forward.

Bairnco is in strong financial condition and has over $20,000,000 of available debt capacity. Capital expenditure plans have been reduced from $10 million to $6 million and are under continuing review. Working capital is targeted for further reduction.

The Corporation's plans are based on no further deterioration but no recovery in the domestic industrial economy until late in 2001 or early 2002. Although the dollar is overvalued, no correction is anticipated. Given management's outlook for the economy and the markets served, it is now expected that the full year 2001 results will improve over the first quarter run rates but will be lower than 2000. Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth or its businesses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on March 31, 2001 would increase interest expense and hence reduce the net income of the Corporation by approximately $330,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at March 31, 2001, categorized by type of instrument and by year of maturity.

	2001	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	3,390	-	-	-	-	3,390	3,390
Long Term Debt:
Term Loan (interest at 8.25%)	-	-	2,000	6,000	-	8,000	8,000
Term Loan (interest at 6.4375%)	2,250	4,000	3,000	-	-	9,250	9,250
Industrial Revenue Bond (interest at 3.84%)	-	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 6.375% to 8.25%)	-	-	-	-	24,351	24,351	24,351

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

Impact of Foreign Currency Exchange Rates

The Corporation's fiscal first quarter 2001 sales denominated in a currency other than U.S. dollars were approximately 14.2% of total sales and net assets maintained in a functional currency other than U.S. dollars at March 31, 2001 were approximately 11.5% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation's operations or net assets.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise violative of state law, as well as being violative of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is now underway as to the remaining claims and defendants. The court has entered a scheduling order requiring the completion of all discovery (including expert discovery) by February 15, 2002. A trial date has not been set, but the Court has scheduled a conference for February 8, 2002, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions. These dates remain subject to adjustment based upon the progress of discovery.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through March 31, 2001, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 31, 2001.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 19, 2001. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 2001 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Arthur Andersen LLP	6,266,646	23,352

b. Votes on Election of Directors
Luke E. Fichthorn III	6,252,260	37,738
Charles T. Foley	6,252,360	37,638
James A. Wolf	6,258,557	31,441
William F. Yelverton	6,262,462	27,536

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended March 31, 2001 and April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

(Registrant)

/s/ James W. Lambert

James W. Lambert

Vice President Finance and Treasurer

(Chief Financial Officer)

DATE: April 27, 2001

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

March 31, 2001