Form 10-Q
period 2001-06-30
BAIRNCO CORP /DE/
filed 2001-08-06
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

7,325,525 shares of Common Stock Outstanding as of July 20, 2001.

"Safe Harbor" Statement under the Private Securities Reform Act of 1995

Certain of the statements contained in this Quarterly Report (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2001 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; disruptions in operations due to labor disputes; the market demand and acceptance of the Corporation's existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the impact on production output and costs from the availability of energy sources and related pricing; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED JUNE 30, 2001 AND JULY 1, 2000

(Unaudited)

	2001	2000
Net Sales	$ 39,826,000	$ 48,763,000
Cost of sales	27,849,000	32,428,000
Gross Profit	11,977,000	16,335,000
Selling and administrative expenses	9,771,000	11,623,000
Operating Profit	2,206,000	4,712,000
Interest expense, net	724,000	944,000
Income before Income Taxes	1,482,000	3,768,000
Provision for income taxes	459,000	1,244,000
Net Income	$ 1,023,000	$ 2,524,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.14	$ 0.33
Diluted	$ 0.14	$ 0.33

Weighted Average Number of Shares Outstanding:
Basic	7,317,000	7,595,000
Diluted	7,390,000	7,714,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

(Unaudited)

	2001	2000
Net Sales	$ 84,044,000	$ 94,579,000
Cost of sales	59,533,000	62,903,000
Gross Profit	24,511,000	31,676,000
Selling and administrative expenses	19,883,000	22,541,000
Operating Profit	4,628,000	9,135,000
Interest expense, net	1,672,000	1,627,000
Income before Income Taxes	2,956,000	7,508,000
Provision for income taxes	916,000	2,478,000
Net Income	$ 2,040,000	$ 5,030,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.28	$ 0.65
Diluted	$ 0.28	$ 0.65

Weighted Average Number of Shares Outstanding:
Basic	7,314,000	7,681,000
Diluted	7,414,000	7,786,000

Dividends per Share of Common Stock	$ 0.10	$ 0.10

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JUNE 30, 2001 AND JULY 1, 2000

(Unaudited)

Note 3

	2001	2000
Net income	$ 1,023,000	$ 2,524,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(40,000)	(129,000)
Comprehensive income	$ 983,000	$ 2,395,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

(Unaudited)

Note 3

	2001	2000
Net income	$ 2,040,000	$ 5,030,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(467,000)	(356,000)
Comprehensive income	$ 1,573,000	$ 4,674,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	Unaudited
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,332,000	$ 945,000
Accounts receivable, less allowances of $2,098,000 and $1,717,000, respectively	28,271,000	32,504,000
Inventories	26,240,000	29,471,000
Deferred income taxes	3,945,000	3,945,000
Other current assets	2,085,000	3,438,000
Total current assets	61,873,000	70,303,000

Plant and equipment, at cost	117,113,000	116,211,000
Accumulated depreciation and amortization	(71,971,000)	(68,870,000)
Plant and equipment, net	45,142,000	47,341,000
Cost in excess of net assets of purchased businesses, net	12,856,000	12,828,000
Other assets	5,446,000	5,297,000
	$ 125,317,000	$ 135,769,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 3,762,000	$ 5,734,000
Current maturities of long-term debt	3,500,000	3,000,000
Accounts payable	11,244,000	11,479,000
Accrued expenses	10,830,000	15,164,000
Total current liabilities	29,336,000	35,377,000
Long-term debt	32,785,000	37,456,000
Deferred income taxes	6,957,000	6,967,000
Other liabilities	2,645,000	3,260,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,360,474 and 11,251,899 issued, respectively	114,000	112,000
Paid-in capital	50,140,000	49,504,000
Retained earnings	37,753,000	36,445,000
Accumulated Other Comprehensive Income-
Currency translation adjustment	314,000	781,000
Treasury stock, at cost, 4,034,949 and 3,943,565 shares, respectively	(34,727,000)	(34,133,000)
Total stockholders' investment	53,594,000	52,709,000
	$ 125,317,000	$ 135,769,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

(Unaudited)

	2001	2000
Cash Flows from Operating Activities:
Net income	$ 2,040,000	$ 5,030,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	4,574,000	4,502,000
(Gain) on disposal of plant and equipment	(69,000)	(6,000)
Deferred income taxes	(10,000)	1,136,000
Change in current assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	4,793,000	(4,506,000)
Decrease (increase) decrease in inventories	3,794,000	(3,382,000)
Decrease in other current assets	1,321,000	1,206,000
(Decrease) increase in accounts payable	(241,000)	1,472,000
(Decrease) in accrued expenses	(4,910,000)	(591,000)
Other	133,000	(826,000)
Net cash provided by operating activities	11,425,000	4,035,000

Cash Flows from Investing Activities:
Capital expenditures	(1,269,000)	(3,710,000)
Proceeds from sale of plant and equipment	341,000	50,000
Payment for purchased businesses, net of cash acquired	(3,434,000)	(13,337,000)
Net cash (used in) investing activities	(4,362,000)	(16,997,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(1,889,000)	(447,000)
Proceeds from long-term debt	9,500,000	19,322,000
Long-term debt repayments	(13,582,000)	(3,410,000)
Payment of dividends	(732,000)	(767,000)
Purchase of treasury stock	--	(2,014,000)
Exercise of stock options	43,000	250,000
Net cash (used in) provided by financing activities	(6,660,000)	12,934,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	(16,000)	(60,000)
Net increase in cash and cash equivalents	387,000	(88,000)
Cash and cash equivalents, beginning of period	945,000	660,000
Cash and cash equivalents, end of period	$ 1,332,000	$ 572,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2001

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

The quarterly financial statements should be read in conjunction with the December 31, 2000 audited consolidated financial statements. The consolidated results of operations for the quarter and six-month period ended June 30, 2001 are not necessarily indicative of the results of operations for the full year.

(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Computations of earnings per share for the quarters and six-month periods ended June 30, 2001 and July 1, 2000 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

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

The Corporation adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS 133 had no impact on the Corporation's results of operations and financial position for the quarter or six-month period ended June 30, 2001.

(5) Inventories

Inventories consisted of the following as of June 30, 2001 and December 31, 2000:

	2001	2000
Raw materials and supplies	$ 6,212,000	$ 6,702,000
Work in process	8,077,000	8,372,000
Finished goods	11,951,000	14,397,000
Total inventories	$ 26,240,000	$ 29,471,000

(6) Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,950,000 and $11,709,000 at June 30, 2001 and December 31, 2000, respectively, is being amortized over periods of 15 to 40 years. Accumulated amortization at June 30, 2001 and December 31, 2000, was $2,579,000 and $2,367,000, respectively.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 is effective beginning January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001, are immediately subject to SFAS 142's provisions. SFAS 142 provides for the nonamortization of goodwill. Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test. Other intangible assets will be amortized over their useful lives (other than indefinite life assets). Intangible assets with indefinite lives will be subject to a lower of cost or market impairment test. The Company has not yet determined the impact of SFAS 142.

(7) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2001 and December 31, 2000:

	2001	2000
Salaries and wages	$ 1,230,000	$ 2,978,000
Income taxes	369,000	262,000
Insurance	2,846,000	3,475,000
Litigation	1,593,000	2,226,000
Other accrued expenses	4,792,000	6,223,000
Total accrued expenses	$ 10,830,000	$ 15,164,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through June 30, 2001, approximately $8.0 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses and other long-term liabilities in the Corporation's consolidated balance sheet. The level of reserves assumes a vigorous defense of the case through discovery, summary judgment motions and trial at the end of 2002.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2000 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the quarters and six-month periods ended June 30, 2001 and July 1, 2000 as required under SFAS 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
June 30, 2001
Arlon	$ 31,344,000	$ 3,473,000	$ 66,509,000	$ 7,316,000
Kasco	8,482,000	(321,000)	17,535,000	(957,000)
Headquarters	--	(946,000)	--	(1,731,000)
	$ 39,826,000	$ 2,206,000	$ 84,044,000	$ 4,628,000

July 1, 2000
Arlon	$ 37,790,000	$ 5,264,000	$ 72,093,000	$ 10,148,000
Kasco	10,973,000	518,000	22,486,000	889,000
Headquarters	--	(1,070,000)	--	(1,902,000)
	$ 48,763,000	$ 4,712,000	$ 94,579,000	$ 9,135,000

The total assets of the segments as of June 30, 2001 and December 31, 2000 are as follows:

	2001	2000

Arlon	$ 83,695,000	$ 88,529,000
Kasco	31,511,000	35,333,000
Headquarters	10,111,000	11,907,000
	$ 125,317,000	$ 135,769,000

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

Comparison of Second Quarter 2001 to Second Quarter 2000

Sales in the second quarter 2001 were $39,826,000, a decrease of 18.3% from $48,763,000 in 2000. Arlon's sales decreased 17.1% from last year. There were widespread and varying declines in all markets served. Demand from the wireless and telecommunication markets continued to weaken in the second quarter and accounted for 58% of the decline in Arlon's sales as compared to last year. The strong US dollar continued to have an adverse impact on Arlon's export sales and prices. Kasco's sales decreased 22.7% as compared to the second quarter last year due to lower seasoning sales as a major chain shifted its ready-to-cook meat products to central processors at the end of last year, and lost revenues and lower prices from competitive pressures. The strong US dollar also negatively impacted the currency translation of Kasco's foreign sales. Finally, Kasco's European operations were impacted by reduced meat consumption due to "mad cow" and "hoof and mouth" disease outbreaks in Europe.

Gross profit decreased 26.7% to $11,977,000 from $16,335,000 due to the reduced sales, even lower production volumes to reduce inventories, reduced pricing due to competitive pressures in the slowing economy and the impact of the strong dollar on export margins. The gross profit margin as a percent of sales decreased to 30.1% from 33.5%.

Selling and administrative expenses decreased 15.9% to $9,771,000 from $11,623,000 as costs were reduced in light of a slowing economy and efforts to improve Kasco's financial performance. As a percent of sales, selling and administrative expenses increased to 24.5% from 23.8%.

Interest expense decreased to $724,000 in 2001 as compared to $944,000 in 2000 due to lower overall interest rates and lower average borrowings. No shares were repurchased on the open market during the second quarter of 2001.

Net income decreased 59.5% to $1,023,000 as compared to $2,524,000 in the second quarter of 2000. Diluted earnings per common share decreased 57.6% to $.14 from $.33 as a result of reduced earnings.

Comparison of First Six Months 2001 to First Six Months 2000

Sales for the first half of 2001 decreased 11.1% to $84,044,000 from $94,579,000 in 2000 as all served markets experienced declines with the slowing economy. The strong US dollar and impact of competitive pressures also negatively impacted revenues.

Gross profit decreased 22.6% to $24,511,000 from $31,676,000 in the first half of 2000 due to the reduced sales, even lower production volumes to reduce inventories, reduced pricing due to competitive pressures in the slowing economy and the impact of the strong dollar on export margins. The gross profit margin as a percent of sales decreased to 29.2% from 33.5%.

Selling and administrative expenses decreased 11.8% to $19,883,000 from $22,541,000 as costs were reduced in light of a slowing economy and efforts to improve Kasco's financial performance. As a percent of sales, selling and administrative expenses decreased slightly to 23.7% from 23.8%.

Net interest expense was up slightly to $1,672,000 as compared to $1,627,000 in the first half of 2000 as higher average borrowings during the first half of 2001 were offset by lower average interest rates as compared to 2000. The effective tax rate for the first half of 2001 was 31% versus 33% in 2000. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

Net income decreased 59.4% to $2,040,000 from $5,030,000 and diluted earnings per common share decreased 56.9% to $.28 from $.65 in 2000.

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

Dividend

The second quarter cash dividend of $.05 per share was paid on June 29, 2001 to stockholders of record on June 4, 2001.

Liquidity and Capital Resources

At June 30, 2001, Bairnco had working capital of $32.5 million compared to $34.9 million at December 31, 2000. The decreases in accounts receivable and inventory reflect the impact of reduced sales and a continuing effort to reduce Bairnco's working capital investment in light of the slowing economy. The decrease in other current assets is due to the collection of the tax receivable in the first quarter of 2001.

During the first six months of 2001 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At June 30, 2001, Bairnco's total debt outstanding was $40,047,000 compared to $46,190,000 at the end of 2000. The decrease was due to strong cash generation from operating activities less reduced capital expenditures. At June 30, 2001 approximately $29.2 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement"). In addition, approximately $4.7 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $438,000 of capital expenditures during the second quarter of 2001 bringing the total capital expenditures for the first half of 2001 to $1,269,000. Total capital expenditures for 2001 are expected to approximate $4.5 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2001.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 30, 2001.

Outlook

During the second quarter of 2001 the wireless, telecommunications and electronics markets continued to deteriorate, which more than offset the normal seasonal strength of the second quarter. We have yet to see evidence of any recovery of these markets. Consequently, while our plans assume no further deterioration, we expect no recovery in the domestic industrial economy until 2002. As sales were weaker than expected in the second quarter, we ran our plants at levels to further reduce inventories, which contributed to the strong cash generation but weaker reported profits. We now expect the second half of the year to show continued weakness compared to the same period in 2000.

Bairnco is in strong financial condition and has over $29,000,000 of available debt capacity under its Credit Agreement. Capital expenditure plans for 2001 have been reduced from $10 million to about $4.5 million, and are under continuing review. Bairnco management plans to continue managing staffing, spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on June 30, 2001 would change interest expense and hence change net income of the Corporation by approximately $275,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at June 30, 2001, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the six-month period ended June 30, 2001.

	2001	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	3,762	-	-	-	-	3,762	3,762
Long Term Debt:
Term Loan (interest at 5.25%)	1,500	4,000	5,000	6,000	-	16,500	16,500
Industrial Revenue Bond (interest at 3.02%)	-	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 5.375% to 6.98%)	-	-	-	-	16,785	16,785	16,785

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

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 11.5% of total sales and 12.6% of total sales for the quarter and six month period ended June 30, 2001, respectively. Net assets maintained in a functional currency other than U.S. dollars at June 30, 2001 were approximately 12.6% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation's operations or net assets.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through June 30, 2001, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 30, 2001.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of 2001.

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended June 30, 2001 and July 1, 2000.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Six Months ended June 30, 2001 and July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

(Registrant)

/s/ James W. Lambert

James W. Lambert

Vice President Finance and Treasurer

(Chief Financial Officer)

DATE: August 6, 2001