Form 10-Q
period 2001-09-29
BAIRNCO CORP /DE/
filed 2001-11-05
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

or

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

7,328,768 shares of Common Stock Outstanding as of October 25, 2001.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

	2001	2000
Net Sales	$ 38,552,000	$ 46,781,000
Cost of sales	27,454,000	32,189,000
Gross Profit	11,098,000	14,592,000
Selling and administrative expenses	9,656,000	10,732,000
Provision for litigation costs	6,200,000	--
Operating Profit (Loss)	(4,758,000)	3,860,000
Interest expense, net	489,000	916,000
Income (Loss) before Income Taxes	(5,247,000)	2,944,000
Provision (benefit) for income taxes	(1,936,000)	971,000
Net Income (Loss)	$ (3,311,000)	$ 1,973,000

Earnings (Loss) per Share of Common Stock (Note 2):
Basic	$ (0.45)	$ 0.26
Diluted	$ (0.45)	$ 0.26

Weighted Average Number of Shares Outstanding:
Basic	7,328,000	7,513,000
Diluted	7,328,000	7,638,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

	2001	2000
Net Sales	$122,596,000	$ 141,360,000
Cost of sales	86,987,000	95,092,000
Gross Profit	35,609,000	46,268,000
Selling and administrative expenses	29,539,000	33,273,000
Provision for litigation costs	6,200,000	--
Operating Profit (Loss)	(130,000)	12,995,000
Interest expense, net	2,161,000	2,543,000
Income (Loss) before Income Taxes	(2,291,000)	10,452,000
Provision (benefit) for income taxes	(1,020,000)	3,449,000
Net Income (Loss)	$ (1,271,000)	$ 7,003,000

Earnings (Loss) per Share of Common Stock (Note 2):
Basic	$ (0.17)	$ 0.92
Diluted	$ (0.17)	$ 0.91

Weighted Average Number of Shares Outstanding:
Basic	7,318,000	7,626,000
Diluted	7,318,000	7,737,000

Dividends per Share of Common Stock	$ 0.15	$ 0.15

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

Note 3

	2001	2000
Net income (loss)	$ (3,311,000)	$ 1,973,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	261,000	(361,000)
Comprehensive income (loss)	$ (3,050,000)	$ 1,612,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

Note 3

	2001	2000
Net income (loss)	$ (1,271,000)	$ 7,003,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(206,000)	(717,000)
Comprehensive income (loss)	$ (1,477,000)	$ 6,286,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

	Unaudited
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 821,000	$ 945,000
Accounts receivable, less allowances of $2,277,000 and $1,717,000, respectively	28,544,000	32,504,000
Inventories	25,736,000	29,471,000
Deferred income taxes	5,985,000	3,945,000
Other current assets	2,065,000	3,438,000
Total current assets	63,151,000	70,303,000

Plant and equipment, at cost	116,543,000	116,211,000
Accumulated depreciation and amortization	(72,770,000)	(68,870,000)
Plant and equipment, net	43,773,000	47,341,000
Cost in excess of net assets of purchased businesses, net	12,753,000	12,828,000
Other assets	5,336,000	5,297,000
	$ 125,013,000	$ 135,769,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 4,531,000	$ 5,734,000
Current maturities of long-term debt	3,750,000	3,000,000
Accounts payable	11,927,000	11,479,000
Accrued expenses	15,846,000	15,164,000
Total current liabilities	36,054,000	35,377,000
Long-term debt	28,253,000	37,456,000
Deferred income taxes	6,763,000	6,967,000
Other liabilities	3,751,000	3,260,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,365,141 and 11,251,899 issued, respectively	114,000	112,000
Paid-in capital	50,163,000	49,504,000
Retained earnings	34,076,000	36,445,000
Accumulated Other Comprehensive Income-
Currency translation adjustment	575,000	781,000
Treasury stock, at cost, 4,036,373 and 3,943,565 shares, respectively	(34,736,000)	(34,133,000)
Total stockholders' investment	50,192,000	52,709,000
	$ 125,013,000	$ 135,769,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$ (1,271,000)	$ 7,003,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	6,819,000	6,985,000
(Gain) on disposal of plant and equipment	(218,000)	(14,000)
Deferred income taxes	(2,244,000)	1,130,000
Change in current assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	4,682,000	(4,332,000)
Decrease (increase) in inventories	4,469,000	(2,575,000)
Decrease in other current assets	1,356,000	1,420,000
Increase in accounts payable	376,000	440,000
Increase in accrued expenses	36,000	83,000
Other	1,347,000	(3,127,000)
Net cash provided by operating activities	15,352,000	7,013,000

Cash Flows from Investing Activities:
Capital expenditures	(2,045,000)	(4,798,000)
Proceeds from sale of plant and equipment	576,000	61,000
Payment for purchased businesses, net of cash acquired	(3,434,000)	(13,337,000)
Net cash (used in) investing activities	(4,903,000)	(18,074,000)

Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt	(1,148,000)	701,000
Proceeds from long-term debt	10,500,000	20,500,000
Long-term debt repayments	(18,918,000)	(6,129,000)
Payment of dividends	(1,098,000)	(1,140,000)
Purchase of treasury stock	--	(2,896,000)
Exercise of stock options	58,000	250,000
Net cash (used in) provided by financing activities	(10,606,000)	11,286,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	33,000	(140,000)
Net increase in cash and cash equivalents	(124,000)	85,000
Cash and cash equivalents, beginning of period	945,000	660,000
Cash and cash equivalents, end of period	$ 821,000	$ 745,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 29, 2001

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

The quarterly financial statements should be read in conjunction with the December 31, 2000 audited consolidated financial statements. The consolidated results of operations for the quarter and nine-month period ended September 29, 2001 are not necessarily indicative of the results of operations for the full year.

New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of SFAS 143.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2002. The Company has not yet determined the impact of SFAS 144.

(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Computations of earnings per share for the quarters and nine-month periods ended September 29, 2001 and September 30, 2000 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

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

The Corporation adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS 133 had no impact on the Corporation's results of operations and financial position for the quarter or nine-month period ended September 29, 2001.

(5) Inventories

Inventories consisted of the following as of September 29, 2001 and December 31, 2000:

	2001	2000
Raw materials and supplies	$ 5,993,000	$ 6,702,000
Work in process	8,293,000	8,372,000
Finished goods	11,450,000	14,397,000
Total inventories	$ 25,736,000	$ 29,471,000

(6) Cost in Excess of Net Assets of Purchased Businesses

Cost in excess of net assets of purchased businesses acquired prior to 1971 of approximately $3.5 million is not being amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets of purchased businesses, aggregating $11,989,000 and $11,709,000 at September 29, 2001 and December 31, 2000, respectively, is being amortized over periods of 15 to 40 years. Accumulated amortization at September 29, 2001 and December 31, 2000, was $2,721,000 and $2,367,000, respectively.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 is effective beginning January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001, are immediately subject to SFAS 142's provisions. SFAS 142 provides for the nonamortization of goodwill. Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test. Other intangible assets will be amortized over their useful lives (other than indefinite life assets). Intangible assets with indefinite lives will be subject to a lower of cost or market impairment test. The Company has not yet determined the impact of SFAS 142.

(7) Accrued Expenses

Accrued expenses consisted of the following as of September 29, 2001 and December 31, 2000:

	2001	2000
Salaries and wages	$ 1,098,000	$ 2,978,000
Income taxes	754,000	262,000
Insurance	2,863,000	3,475,000
Litigation	6,097,000	2,226,000
Other accrued expenses	5,034,000	6,223,000
Total accrued expenses	$ 15,846,000	$ 15,164,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. An additional $6,200,000 pre-tax provision for litigation costs was taken in the third quarter of 2001. After recognition of related tax benefits, the litigation provision reduced net income for the first nine months of 2001 by $3,968,000 or approximately $0.54 per share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through September 29, 2001, approximately $8.6 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses and other long-term liabilities in the Corporation's consolidated balance sheet. The level of reserves continues to assume a vigorous defense of the case through discovery, summary judgment motions and trial at the end of 2002.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2000 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the quarters and nine-month periods ended September 29, 2001 and September 30, 2000 as required under SFAS 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
September 29, 2001
Arlon	$ 30,513,000	$ 2,412,000	$ 97,022,000	$ 9,728,000
Kasco	8,039,000	(179,000)	25,574,000	(1,136,000)
Headquarters	--	(6,991,000)	--	(8,722,000)
	$ 38,552,000	$ (4,758,000)	$ 122,596,000	$ (130,000)

September 30, 2000
Arlon	$ 36,890,000	$ 4,982,000	$ 108,983,000	$ 15,130,000
Kasco	9,891,000	(213,000)	32,377,000	676,000
Headquarters	--	(909,000)	--	(2,811,000)
	$ 46,781,000	$ 3,860,000	$ 141,360,000	$ 12,995,000

The operating losses of the headquarters' segment for the quarter and nine-month period ended September 29, 2001, include the impact of the $6.2 million (pre-tax) provision for litigation costs.

The total assets of the segments as of September 29, 2001 and December 31, 2000 are as follows:

	2001	2000

Arlon	$ 82,647,000	$ 88,529,000
Kasco	30,500,000	35,333,000
Headquarters	11,866,000	11,907,000
	$ 125,013,000	$ 135,769,000

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

Comparison of Third Quarter 2001 to Third Quarter 2000

Sales in the third quarter 2001 were $38,552,000, a decrease of 17.6% from $46,781,000 in 2000. Arlon's sales decreased 17.3% from last year. There were widespread and varying declines in all markets served with certain electronics markets being down over 50%. The tragic events of September 11 have only added to the uncertainty in the economy and continued weakness is expected into 2002. Kasco's sales decreased 18.7% as compared to the third quarter last year due to lower seasoning sales as a major chain shifted its ready-to-cook meat products to central processors at the end of last year, the industry's move to case-ready product offerings and lower prices from competitive pressures. Kasco continues to reengineer its business to meet the changes in its market place and return the segment to profitability. During the third quarter of 2001 Kasco generated approximately $1.1 million of cash. Kasco's operating expenses were approximately $900,000 lower during the quarter as compared to the same period last year.

Gross profit decreased 23.9% to $11,098,000 from $14,592,000 due to reduced sales and production volumes, and reduced pricing due to competitive pressures in the slowing economy. The gross profit margin as a percent of sales decreased to 28.8% from 31.2%.

Selling and administrative expenses, excluding the provision for litigation costs, decreased 10.0% to $9,656,000 from $10,732,000 as costs were reduced in light of the depressed economy and continuing efforts to improve Kasco's financial performance. As a percent of sales, selling and administrative expenses before the provision for litigation costs were 25.0%, up from 22.9%.

Net interest expense decreased to $489,000 in 2001 as compared to $916,000 in 2000 due to lower overall interest rates and lower average borrowings of $7.9 million. No shares were repurchased on the open market during the third quarter of 2001. The effective tax rate for the third quarter 2001 was (36.9)% versus 33% in 2000. The provision (benefit) for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

The provision for litigation costs reduced net income by $3,968,000, or $.54 per share, to a loss of ($3,311,000) or ($.45) per share in the third quarter 2001. Excluding the litigation provision, net income decreased 66.7% to $657,000 as compared to $1,973,000 in the third quarter of 2000. Diluted earnings per common share before the litigation provision decreased 65.4% to $.09 from $.26 in 2000 as a result of reduced earnings.

Comparison of First Nine Months 2001 to First Nine Months 2000

Sales for the first nine months of 2001 decreased 13.3% to $122,596,000 from $141,360,000 in 2000 as all served markets experienced declines with the depressed economy. The strong US dollar and competitive pricing pressures also negatively impacted revenues.

Gross profit decreased 23.0% to $35,609,000 from $46,268,000 in the first nine months of 2000 due to the reduced sales, even lower production volumes to reduce inventories, reduced pricing due to competitive pressures in the slowing economy, and the impact of the strong dollar on export margins during 2001. The gross profit margin as a percent of sales decreased to 29.0% from 32.7%.

Selling and administrative expenses, excluding the provision for litigation costs, decreased 11.2% to $29,539,000 from $33,273,000 as costs were reduced in light of the depressed economy and efforts to improve Kasco's financial performance. As a percent of sales, selling and administrative expenses before the provision for litigation costs increased to 24.1% from 23.5%.

Net interest expense decreased to $2,161,000 as compared to $2,543,000 in 2000 due to lower overall interest rates and lower average borrowings during 2001. The effective tax rate for the first nine months of 2001 was (44.5)% versus 33% in 2000. The provision for income taxes in both periods includes all applicable federal, state, local, and foreign income taxes.

Excluding the litigation provision, net income decreased 61.5% to $2,697,000, or $.36 diluted earnings per share, from $7,003,000 or $.91 diluted earnings per share in 2000. The provision for litigation costs reduced the 2001 net income to a loss of ($1,271,000) or ($.17) per share for the first nine months of 2001.

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

Dividend

The third quarter cash dividend of $.05 per share was paid on September 27, 2001 to stockholders of record on September 4, 2001.

Liquidity and Capital Resources

At September 29, 2001, Bairnco had working capital of $27.1 million compared to $34.9 million at December 31, 2000. The decreases in accounts receivable and inventory reflect the impact of reduced sales and a continuing effort to reduce Bairnco's working capital investment in light of the depressed economy. The increase in deferred income taxes is due to the provision for litigation costs booked in the third quarter of 2001. The decrease in other current assets is due to the collection of the tax receivable in the first quarter of 2001.

During the first nine months of 2001 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At September 29, 2001, Bairnco's total debt outstanding was $36,534,000 compared to $46,190,000 at the end of 2000. The decrease was due to strong cash generation from operating activities less reduced capital expenditures. At September 29, 2001 approximately $32.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement"). In addition, approximately $3.9 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $776,000 of capital expenditures during the third quarter of 2001 bringing the total capital expenditures for the first nine months of 2001 to $2,045,000. Total capital expenditures for 2001 are expected to approximate $3.8 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2001.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 29, 2001.

Cost reduction actions continued during the third quarter and into the fourth quarter. On October 13, 2001, Arlon announced it was streamlining its current coating and laminating manufacturing operations which have overlapping capabilities and excess capacity as a result of acquisitions, improved processes and the current depressed economy. This rationalization of production will result in the closure of the Northbrook, Illinois facility on December 31, 2001. The products currently manufactured at Northbrook will be moved to Arlon's Santa Ana, California and East Providence, Rhode Island plants by the end of the year. The consolidation is designed to reduce duplicative costs, increase economies of scale, improve efficiency, and centralize resources for product technology and quality. The costs associated with the closure of the facility are not expected to have a material impact on the results of operations.

Outlook

Although we are experiencing modest growth in new products and some limited share gains, we do not see any evidence of an upturn in our served markets. Arlon sales continue below apparent final demand run rates as there remains excess inventory in the pipeline. Kasco continues to contribute significant cash even while incurring operating losses.

We continue to believe in the future of our served markets. Our plans are based on further limited deterioration in the domestic economy in 2001. The dollar remains overvalued and we are not anticipating a correction. The tragic events of September 11 have only added to the uncertainty in the economy and continued weakness is expected into 2002. Given our outlook for the economy and the markets that we serve, we now expect that our fourth quarter 2001 operating results will approximate our third quarter operating results, excluding the effect of the litigation provision.

Bairnco has over $32,000,000 of available debt capacity under its Credit Agreement. Capital expenditures for 2001 have been reduced from an initial plan of $10 million to under $4 million, and are under continuing review. Bairnco management plans to continue managing staffing, spending and investments prudently to balance the need for short-term profitability and cash generation while preserving its core competencies and resources to support the long-term growth of its businesses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on September 29, 2001 would change interest expense and hence change net income of the Corporation by approximately $250,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at September 29, 2001, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the nine-month period ended September 29, 2001.

	2001	2002	2003	2004	2005	Total	Fair Value
	(in thousands)
Short Term Debt	$4,531	$ -	$ -	$ -	$ -	$4,531	$4,531
Long Term Debt:
Term Loan (interest at 3.8125%)	750	4,000	5,000	6,000	-	15,750	15,750
Industrial Revenue Bond (interest at 2.55%)	-	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 3.75% to 4.9375%)	-	-	-	-	13,253	13,253	13,253

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and foreign currency exchange rate fluctuations than by inflationary factors.

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

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 14.4% of total sales and 15.8% of total sales for the quarter and nine month period ended September 29, 2001, respectively. Net assets maintained in a functional currency other than U.S. dollars at September 29, 2001 were approximately 11.9% of total net assets. The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the "KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleged that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery has been ongoing and is near completion as to the remaining claims and defendants. The court entered a scheduling order requiring the completion of all discovery (including expert discovery) by April 19, 2002. A trial date has not been set, but the Court has scheduled a conference for April 19, 2002, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions. These dates remain subject to adjustment based upon the progress of discovery.

Keene was spun off in 1990, filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and emerged from Chapter 11 pursuant to a plan of reorganization approved in 1996 (the "Keene Plan"). The Keene Plan provided for the creation of the KCT, and transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT. The Keene Plan further provided that only the KCT, and no other entity, can sue Bairnco in connection with the claims in the Transactions Lawsuit complaint. Therefore, although a number of other asbestos-related personal injury and property damage cases against Bairnco nominally remain pending in courts around the country, it is expected that the resolution of the Transactions Lawsuit will resolve all such claims.

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through September 29, 2001, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

Until recently, Bairnco and its Arlon subsidiary ("Arlon") were among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 in the United States District Court for the Southern District of New York. Through the Properties Lawsuit, the KCT sought a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case. In an answer and counterclaims, Bairnco and Arlon denied the KCT's claims and requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale. By agreement, the case between the KCT and Bairnco and Arlon has been dismissed without prejudice, and the issues raised in the Properties Lawsuit complaint will be resolved in the Transactions Lawsuit.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 29, 2001.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2001.

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings (Loss) per Share for the Quarters ended September 29, 2001 and September 30, 2000.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings (Loss) per Share for the Nine Months ended September 29, 2001 and September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

(Registrant)

/s/ James W. Lambert

James W. Lambert

Vice President Finance and Treasurer

(Chief Financial Officer)

DATE: November 5, 2001