Form 10-K
period 2001-12-31
BAIRNCO CORP /DE/
filed 2002-03-15
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 1, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates was $34,634,220.

On March 1, 2002, there were 7,328,768 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2001. Part III incorporates information by reference from the Proxy Statement dated March 8, 2002 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 18, 2002.

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

Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services. In February of 2000 Bairnco purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market. In January 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. The acquisitions complement Arlon's graphic and industrial products with product line extensions, additional brand recognition, and penetration into new customer segments and markets. The acquisitions also expanded Arlon's coating and converting capacity.

At December 31, 2001, Bairnco employed 813 persons including 17 headquarters personnel. Bairnco's operations occupy approximately 803,000 square feet of factory and office space at its principal locations. There is an additional 21,000 square feet of leased space used as field warehouses throughout North America. To improve productivity, reduce costs and improve product development focus, Arlon's Northbrook, Illinois facility was closed on December 31, 2001 and production was transferred to Arlon's Santa Ana, California and East Providence, Rhode Island plants.

b. & c. Financial Information about Industry Segments and Narrative Description of Business

Bairnco Corporation is a diversified multinational company that operates two business segments. Engineered materials and components are designed, manufactured and sold under the Arlon brand identity to electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers and dispersion chemistry. Replacement products and services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills. In Canada and France, in addition to providing its replacement products, Kasco also distributes equipment to the supermarket and food processing industries.

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 29 through 30 and on pages 4 through 7 of Bairnco's 2001 Annual Report to Stockholders which is incorporated herein by reference. This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 2001 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 through 13 of Bairnco's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed on page 10 under "Item 2. PROPERTIES" of this filing.

ARLON ENGINEERED MATERIALS AND COMPONENTS

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

Arlon Materials for Electronics is known worldwide as a premier supplier of high technology materials for the printed circuit board (PCB) industry. These products are marketed principally to PCB manufacturers and original equipment manufacturers (OEM's) by a direct technical sales force as well as distributors in the US, and through distributors and manufacturers representatives in Europe and Asia-Pacific, supported by direct technical sales specialists. Our Electronic Substrates product line includes a variety of specialty polyimide and epoxy laminates as well as other high performance thermoset products. These materials are used in demanding commercial and military market applications including high density interconnect (HDI), surface mount technology (SMT), heat sink bonding, semiconductor testing and microvia PCB's. The Microwave Materials product line offers fluoropolymers (i.e. PTFE), ceramic-filled fluoropolymers, and other laminates that deliver the electrical performance needed in the frequency-dependent circuit applications such as analog, digital and personal communication systems (PCS) microwave antennas and base stations. These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon specialty graphic films are marketed under the Calon® brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems. These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. In February of 2000, Bairnco announced it had purchased certain assets of the materials business ("Signtech") of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market. Signtech's product lines complement Arlon's current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets.

Custom engineered laminates and coated products are also manufactured and marketed under the Arlon brand identity. Typical applications include insulating foam tapes for thermopane windows, specialty flexible circuit materials, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, identification cards and labels, durable printing stock, and other custom engineered laminates and tapes for specific industrial applications. In January of 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. located in Dallas, Texas. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. The acquisition complements Arlon's industrial products with product line extensions, product development synergies, and penetration into new customer segments and markets. The acquisition also expanded Arlon's coating and converting capacity.

Arlon manufactures a line of silicone rubber materials used in a broad range of consumer, industrial and commercial products. Typical applications and products include: silicone sheet rubber for producing composite parts; silicone rubber insulating tapes for electric traction motor coil windings; insulation for industrial and commercial flexible heaters; silicone products for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and terminations; as well as compliant, thermally or electrically conductive silicone sheet adhesives known as Thermabond™.

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

Distribution

Arlon products are marketed by company sales personnel, outside sales representatives and distributors in North and South America, Europe, the Far East and several other international markets.

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

Due to the number and diversity of Arlon's products it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Asia, Europe and Brazil.

Employees

As of December 31, 2001, approximately 555 employees were employed by the operations that constitute Arlon's engineered materials and components.

Patents and Trademarks

The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

KASCO REPLACEMENT PRODUCTS AND SERVICES

Description of Business

Replacement products and services are manufactured and distributed under the Kasco brand identity principally to the meat, deli and seafood departments of supermarkets; to meat, poultry and fish processing plants; and to manufacturers and distributors of electrical saws and cutting equipment throughout the United States, Canada and Europe. These products and services include band saw blades for cutting meat and fish, saw blades for cutting wood and metal, grinder plates and knives for grinding meat, electrical saws and cutting machines, seasoning products, preventive maintenance for equipment in retail grocery and restaurant operations, and other related butcher supply products.

Replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Services in the United Kingdom and Canada, and Bertram & Graf, Biro France and Eurokasco in Continental Europe.

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

Kasco has a significant distribution network that reaches over 20,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia. Kasco's distribution network is made up of direct salesmen, Territory Managers, and distributors who have in-depth knowledge of the local markets and the customer's needs. Kasco has an extensive training program for its Territory Managers.

In the US market, Kasco experienced lower sales as a major chain shifted its ready-to-cook meat products to central processors at the end of 2000. Kasco also continued to experience intense competitive pressures in 2001 as the segment of the retail grocery market that Kasco services continued to contract through retail consolidations and the industry's move to case-ready product offerings. Kasco's European business units had earnings unfavorably impacted by the strength of the US dollar versus the Euro and the reduced meat consumption from "mad cow" and "hoof and mouth" disease outbreaks during the first half of 2001. Kasco made significant changes to its structure during 2001 to reduce costs and it continues to reengineer its business to meet the changes in its market place and return the segment to profitability.

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

Employees

As of December 31, 2001, approximately 241 persons were employed in the replacement products and services segment.

Patents and Trademarks

The Corporation has a number of US and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks. The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

d. Foreign Operations

The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany. Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 29 through 30 of Bairnco's 2001 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2001, 2000 and 1999 were approximately $41,536,000, $49,904,000, and $39,291,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

Item 2. PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	824,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Engineered Materials and Components

Bear, DE	135,000	Owned
Dallas, TX	75,000	Leased (Expires 2002)
East Providence, RI	60,000	Owned
Northbrook, IL	30,000	Owned
Rancho Cucamonga, CA	80,000	Owned
San Antonio, TX	96,000	Leased (Expires 2003)
San Antonio, TX	16,000	Leased (Expires 2004)
Santa Ana, CA	124,000	Leased (Expires 2003)

Kasco Replacement Products and Services

Gwent, Wales, UK	25,000	Owned
Montreal, Canada	9,000	Leased (Expires 2003)
Pansdorf, Germany	18,000	Owned
Paris, France	26,000	Leased (Expires 2006)
St. Louis, MO	78,000	Owned
St. Louis, MO	20,000	Leased (Expires 2003)
Field Warehouses:
39 locations in North America	21,000	Leased

Item 3. LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of Keene Creditors Trust ("KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery has been on going and is near completion as to the remaining claims and defendants. The court entered a scheduling order requiring the completion of all discovery (including expert discovery) by April 19, 2002. A trial date has not been set, but the Court has scheduled a conference for April 19, 2002, to determine dates for filing a pretrial order, for trial, and/or for any pretrial motions. These dates remain subject to adjustment based upon the progress of discovery.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding certain provisions of applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through December 31, 2001, approximately $28.5 million of NOL Refunds had been received and placed in escrow. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.

Until recently, Bairnco and its Arlon subsidiary ("Arlon") were among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 in the United States District Court for the Southern District of New York. In the Properties Lawsuit, the KCT sought a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case. In an answer and counterclaims, Bairnco and Arlon denied the KCT's claims and requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale. By agreement, the case between the KTC and Bairnco and Arlon has been dismissed without prejudice, and the issues raised in the Properties Lawsuit complaint will be resolved in the Transactions Lawsuit.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 2001.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (60)

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

Larry D. Smith (52)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities. Most recently, Mr. Smith was Vice President Human Resources for Emerson's Therm-O-Disc, Inc. division in Mansfield, Ohio.

Lawrence C. Maingot (42)

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

PART II

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. & c. Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 13 of Bairnco's 2001 Annual Report to Stockholders which is incorporated herein by reference. Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ. Data on dividends paid is included in the Consolidated Statements of Operations on page 15 of Bairnco's 2001 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend has remained constant at $0.05 per share during 2001 and 2000. The Board continues to review the dividend on a quarterly basis.

b. The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2001 was 1,148.

Item 6. SELECTED FINANCIAL DATA

Reference is made to "Financial History" on page 9 of Bairnco's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 13 of Bairnco's 2001 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations results primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point increase (decrease) in market rates in effect on December 31, 2001 would increase (decrease) interest expense and hence reduce (increase) the net income of the Corporation by approximately $220,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2001, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the year ended December 31, 2001.

	2002	2003	2004	2005	Total	Fair Value
	(in thousands)
Short Term Debt	4,411	-	-		4,411	4,411
Long Term Debt:
Term Loan (interest at 3.8125%)	4,000	5,000	6,000	-	15,000	15,000
Industrial Revenue Bond (interest at 2.55%)	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 3.75% to 4.9375%)	-	-	-	11,173	11,173	11,173

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 15.4% of total sales. Net assets maintained in a functional currency other than U.S. dollars at December 31, 2001 were approximately 12.4% of total net assets. The translation effect of changes in foreign currency exchange rates has not historically been significant. However, the Corporation remains exposed to potential risk of loss based on fluctuations in the foreign currency exchange rates from time to time.

Euro Conversion

Each of our European operations has successfully converted to the euro. All computer systems have been updated to ensure euro compliance effective January 1, 2002. All marketing and operational policies and procedures were reviewed to ensure we continue to successfully conduct all aspects of our business in the euro market. The total cost of the euro conversion was not material and the conversion from the legacy currencies is not anticipated to have a material adverse effect on Bairnco's consolidated financial position or results of operations in 2002.

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 15 through 31 and the "Quarterly Results of Operations (Unaudited)" on page 13 of Bairnco's 2001 Annual Report to Stockholders which is incorporated herein by reference. Financial Statement Schedules are included in Part IV of this filing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors of Bairnco is included in the Proxy Statement for the 2002 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

See the information regarding executive officers of the Corporation on pages 13 of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2002 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

MANAGEMENT

The information required by Item 12 is included in the Proxy Statement for the 2002 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2002 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) 1. Financial Statements

Included in the 2001 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

- Report of Independent Certified Public Accountants;

- Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999;

- Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999;

- Consolidated Balance Sheets as of December 31, 2001 and 2000;

- Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999;

- Consolidated Statements of Stockholders' Investment for the years ended December 31, 2001, 2000 and 1999;

- Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

- Report of Independent Certified Public Accountants on Financial Statement Schedule on page 21 of this Annual Report on Form 10-K;

- Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999:

Schedule II - Valuation and Qualifying Accounts on page 22 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3. See Index to Exhibits on pages 24 through 26 of this Annual Report on Form 10-K.

b) Reports on Form 8-K - None filed in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: March 15, 2002	By: /s/ Lawrence C. Maingot
Lawrence C. Maingot
Corporate Controller
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

/s/ Luke E. Fichthorn III

Luke E. Fichthorn III

Chairman and CEO

/s/ Charles T. Foley

Charles T. Foley

Director

/s/ James A. Wolf

James A. Wolf

Director

/s/ William F. Yelverton

William F. Yelverton

Director

/s/ Lawrence C. Maingot

Lawrence C. Maingot

Corporate Controller

(Principal Accounting Officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

TO BAIRNCO CORPORATION AND SUBSIDIARIES:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Bairnco Corporation and subsidiaries' Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Orlando, Florida

January 22, 2002

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Balance				Balance
Year Ended	Beginning		Deductions		End
December 31,	Of Year	Expenses	(a)	Other (b)	Of Year
2001
Reserve for
Doubtful Accounts	$1,717,000	$1,447,000	$ (536,000)	$ 70,000	$2,698,000

2000
Reserve for
Doubtful Accounts	$1,136,000	$1,045,000	$ (578,000)	$114,000	$1,717,000

1999
Reserve for
Doubtful Accounts	$1,224,000	$ 647,000	$ (735,000)	$ ------	$1,136,000

  Actual charges incurred in connection with the purpose for which the reserves were established.

  Additions to the reserve from acquisition.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Loan Agreement, dated as of September 1, 1989, between the Delaware Economic Development Authority and Arlon, Inc.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank NA (now Bank of America, Illinois).	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Agreement of the Corporation, dated March 30, 1987, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.	Exhibit 4(e) to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
Standard Industrial Lease dated June 30, 1983 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc. as successor to Keene Corporation.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1983.
Bairnco Corporation 401(k) Savings Plan and Trust.	Exhibit 4.3 to Bairnco's Registration Statement on Form S-8, No. 33-41313.
Bairnco Corporation 2000 Stock Incentive Plan.	Exhibit A to Bairnco's Proxy Statement for the fiscal year ended December 31, 1999.

Description	Incorporated Herein by Reference To
Bairnco Corporation Management Incentive Compensation Plan.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1981.
Employment Agreement dated January 22, 1990, between Bairnco Corporation and Luke E. Fichthorn III.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Promissory Note dated January 31, 1998, between Bairnco Corporation and Bank of America NT&SA.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1997.

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

Exhibit 3 to Bairnco's Current Report on Form 8-K dated February 24, 2000.
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.

Calculation of Basic and Diluted Earnings per Share for the years ended December 31, 2001, 2000 and 1999.	Exhibit 11 filed herewith.
2001 Annual Report to Stockholders.	Exhibit 13 filed herewith.

Description	Incorporated Herein by Reference To
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Certified Public Accountants.	Exhibit 23 filed herewith.