Form 10-Q
period 2002-03-30
BAIRNCO CORP /DE/
filed 2002-04-19
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

or

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

7,328,768 shares of Common Stock outstanding as of April 15, 2002.

"Safe Harbor" Statement under the Private Securities Reform Act of 1995

Certain of the statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, in other parts of this quarterly report and in other Corporate filings, are forward-looking statements. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's expectations, assumptions and beliefs concerning future developments and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management. Actual outcomes may differ materially from what is expressed or forecasted in such forward-looking statements.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2002 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the pricing of the products of the Corporation or its competitors; the market demand and acceptance of the Corporation's existing and new products the impact of competitive products; changes in the market for raw or packaging materials which could impact the Corporation's manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions; disruptions in operations due to labor disputes; the impact on production output and costs from the availability of energy sources and related pricing; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's results of operations and financial condition, the Corporation does not intend to review or revise any particular forward-looking statement referenced herein in light of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

	2002	2001
Net Sales	$ 36,617,000	$ 44,218,000
Cost of sales	26,026,000	31,684,000
Gross Profit	10,591,000	12,534,000
Selling and administrative expenses	9,331,000	10,112,000
Operating Profit	1,260,000	2,422,000
Interest expense, net	273,000	948,000
Income before Income Taxes	987,000	1,474,000
Provision for income taxes	306,000	457,000
Net Income	$ 681,000	$ 1,017,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.09	$ 0.14
Diluted	$ 0.09	$ 0.14

Weighted Average Number of Shares Outstanding:
Basic	7,329,000	7,311,000
Diluted	7,334,000	7,437,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

Note 3

	2002	2001
Net income	$ 681,000	$ 1,017,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(140,000)	(427,000)
Comprehensive income	$ 541,000	$ 590,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF MARCH 30, 2002 AND DECEMBER 31, 2001

	Unaudited
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,208,000	$ 756,000
Accounts receivable, less allowances of $2,828,000 and $2,698,000, respectively	24,341,000	24,644,000
Inventories	25,941,000	25,619,000
Deferred income taxes	6,521,000	6,521,000
Other current assets	2,092,000	1,253,000
Total current assets	60,103,000	58,793,000

Plant and equipment, at cost	110,573,000	111,529,000
Accumulated depreciation and amortization	(69,215,000)	(68,927,000)
Plant and equipment, net	41,358,000	42,602,000
Cost in excess of net assets of purchased businesses, net	12,750,000	12,639,000
Other assets	4,100,000	4,221,000
	$ 118,311,000	$ 118,255,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,595,000	$ 4,411,000
Current maturities of long-term debt	4,250,000	4,000,000
Accounts payable	11,420,000	10,792,000
Accrued expenses	12,919,000	13,789,000
Total current liabilities	30,184,000	32,992,000
Long-term debt	27,868,000	25,173,000
Deferred income taxes	7,416,000	7,419,000
Other liabilities	2,651,000	2,653,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,365,141 issued	114,000	114,000
Paid-in capital	50,163,000	50,163,000
Retained earnings	34,987,000	34,673,000
Accumulated Other Comprehensive Income (Loss)-
Currency translation adjustment	315,000	455,000
Minimum pension liability adjustment, net of $366,000 tax	(651,000)	(651,000)
Treasury stock, at cost, 4,036,373 shares	(34,736,000)	(34,736,000)
Total stockholders' investment	50,192,000	50,018,000
	$ 118,311,000	$ 118,255,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net income	$ 681,000	$ 1,017,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	2,052,000	2,297,000
(Gain) loss on disposal of plant and equipment	(4,000)	8,000
Deferred income taxes	--	(16,000)
Change in current assets and liabilities:
Decrease in accounts receivable	233,000	958,000
(Increase) decrease in inventories	(386,000)	1,015,000
(Increase) decrease in other current assets	(838,000)	861,000
Increase in accounts payable	653,000	1,123,000
(Decrease) in accrued expenses	(480,000)	(4,014,000)
Other	115,000	(120,000)
Net cash provided by operating activities	2,026,000	3,129,000

Cash Flows from Investing Activities:
Capital expenditures	(861,000)	(831,000)
Proceeds from sale of plant and equipment	19,000	5,000
Payment for purchased businesses, net of cash acquired	(127,000)	(3,434,000)
Net cash (used in) investing activities	(969,000)	(4,260,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(2,802,000)	(2,251,000)
Proceeds from long-term debt	4,500,000	9,500,000
Long-term debt repayments	(1,540,000)	(5,290,000)
Payment of dividends	(733,000)	(366,000)
Exercise of stock options	--	25,000
Net cash (used in) provided by financing activities	(575,000)	1,618,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	(30,000)	64,000
Net increase in cash and cash equivalents	452,000	551,000
Cash and cash equivalents, beginning of period	756,000	945,000
Cash and cash equivalents, end of period	$ 1,208,000	$ 1,496,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 30, 2002

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

The quarterly financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements. The consolidated results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results of operations for the full year.

New Accounting Pronouncements:

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test. Other intangible assets will be amortized over their useful lives (other than indefinite life assets). Other intangible assets with indefinite lives will be subject to a lower of cost or market impairment test. This annual impairment testing of goodwill and other indefinite lived intangible assets could result in more volatility in reported income, as impairment losses could occur irregularly and in varying amounts.

The Corporation used the expected present value of future cash flows for estimating the fair value of its reporting units. Other than the elimination of approximately $0.5 million of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Corporation for the quarter ended March 30, 2002. Goodwill amortization expense for the quarter ended March 31, 2001 was approximately $121,000. A reconciliation of prior period reported net income and earnings per share to adjusted net income and earnings per share excluding the impact of goodwill is a follows:

	Quarter Ended March 30, 2002	Quarter Ended March 31, 2001
Reported net income	$ 681,000	$1,017,000
Goodwill amortization, net of tax	--	84,000
Adjusted net income	$ 681,000	$1,101,000

Basic earnings per share:
Reported net income	$ 0.09	$ 0.14
Goodwill amortization	--	0.01
Adjusted net income	$ 0.09	$ 0.15

Diluted earnings per share:
Reported net income	$ 0.09	$ 0.14
Goodwill amortization	--	0.01
Adjusted net income	$ 0.09	$ 0.15

The change in the carrying amount of cost in excess of net assets of purchased businesses (goodwill) for the quarter ended March 30, 2002 is as follows:

	Arlon Segment	Kasco Segment	Total
Balance, January 1, 2001	$ 5,865,000	$ 6,774,000	$12,639,000
Impact of contingent consideration earnout (Note 5)	127,000	--	127,000
Impact of exchange rate fluctuations on foreign goodwill	--	(16,000)	(16,000)
	$5,992,000	$ 6,758,000	$12,750,000

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

Effective January 1, 2002, the Corporation adopted SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no impact on the results of operations and financial position of the Corporation for the quarter ended March 30, 2002.

(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. A statement regarding the computation of earnings per share for the quarters ended March 30, 2002 and March 31, 2001 is included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the effect of all dilutive stock options.

(3) Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders' investment. For the quarters ended March 30, 2002 and March 31, 2001, comprehensive income included net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments. There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

  Accounting for Derivatives

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Corporation to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

The Corporation adopted SFAS No. 133, as amended, on January 1, 2001. The implementation of SFAS No. 133 had no impact on the Corporation's results of operations and financial position in 2001 or for the quarter ended March 30, 2002.

(5) Acquisitions

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. Viscor's sales for the six months ended December 31, 2000 were approximately $3.4 million. The transaction was accounted for as a purchase and was financed with long-term debt. The purchase price exceeded the fair value of net assets acquired by approximately $0.4 million and the resultant goodwill is being amortized on a straight-line basis over 15 years. The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The results of operations of Viscor are included in the accompanying consolidated financial statements from the date of acquisition.

(6) Inventories

Inventories consisted of the following as of March 30, 2002 and December 31, 2001:

	2002	2001
Raw materials and supplies	$ 5,643,000	$ 5,864,000
Work in process	8,123,000	7,614,000
Finished goods	12,175,000	12,141,000
Total inventories	$ 25,941,000	$ 25,619,000

(7) Accrued Expenses

Accrued expenses consisted of the following as of March 30, 2002 and December 31, 2001:

	2002	2001
Salaries and wages	$ 1,124,000	$ 1,158,000
Income taxes	1,271,000	466,000
Insurance	2,098,000	2,754,000
Litigation	3,951,000	5,221,000
Other accrued expenses	4,475,000	4,190,000
Total accrued expenses	$ 12,919,000	$ 13,789,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. An additional $6,200,000 pre-tax provision for litigation costs was taken in the third quarter of 2001. After recognition of related tax benefits, the litigation provision reduced net income for 2001 by $3,968,000 or approximately $0.54 per share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through March 30, 2002, approximately $11.8 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses in the Corporation's consolidated balance sheet. The level of reserves assumes a vigorous defense of the case through discovery, summary judgment motions and trial at the beginning of 2003.

Accrued expenses-insurance: The Corporation's US insurance programs for general liability, automobile liability, workers compensation and certain employee related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accrued expenses-insurance represents the estimated costs of known and anticipated claims under these insurance programs. The Corporation provides reserves on reported claims and claims incurred but not reported at each balance sheet date based upon the estimated amount of the probable claim or the amount of the deductible, whichever is lower. Such estimates are reviewed and evaluated in light of emerging claim experience and existing circumstances. Any changes in estimates from this review process are reflected in operations currently.

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2001 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the first quarter of 2002 and 2001 as required under SFAS No. 131 is as follows:

	Net Sales	Operating Profit (Loss)
2002
Arlon	$ 28,016,000	$ 2,027,000
Kasco	8,601,000	(33,000)
Headquarters	--	(734,000)
	$ 36,617,000	$ 1,260,000

2001
Arlon	$ 35,165,000	$ 3,843,000
Kasco	9,053,000	(636,000)
Headquarters	--	(785,000)
	$ 44,218,000	$ 2,422,000

The total assets of the segments as of March 30, 2002 and December 31, 2001 are as follows:

	2002	2001

Arlon	$ 77,769,000	$ 77,456,000
Kasco	29,279,000	30,210,000
Headquarters	11,263,000	10,589,000
	$ 118,311,000	$ 118,255,000

(9) Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions which are discussed more fully in Part II, Item 1 ("Legal Proceedings") of this filing.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2001.

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

Comparison of First Quarter 2002 to First Quarter 2001

Sales in the first quarter 2002 were $36,617,000, a decrease of 17.2% from $44,218,000 in 2001. Arlon's sales were down 20.3% from last year. Approximately two thirds of the decrease was due to declines in the telecommunications and electronics markets that were still reasonably strong in the first quarter last year. As compared to the fourth quarter 2001 these markets appear to have stabilized. The industrial and graphics markets, while down from last year's first quarter, seem to be bottoming when compared to the fourth quarter 2001. Kasco's sales decreased 5.0% as compared to the first quarter last year. Kasco's first quarter 2002 sales levels were commensurate with the fourth quarter 2001 run rates.

Gross profit decreased 15.5% to $10,591,000 from $12,534,000 due to the reduced sales. The gross profit margin as a percent of sales increased to 28.9% from 28.3% as a result of the cost reduction actions taken throughout 2001.

Selling and administrative expenses decreased 7.7% to $9,331,000 from $10,112,000 due to reduced sales and cost reductions made during 2001. As a percent of sales, selling and administrative expenses increased to 25.5% from 22.9%.

Interest expense decreased to $273,000 in 2002 as compared to $948,000 in 2001 due to debt reductions in 2001 from strong cash generation as well as lower average interest rates.

The effective tax rate for both the quarters ended March 30, 2002 and March 31, 2001 was 31.0%. The tax rate for the first quarter 2002 includes the tax benefits from the Extraterritorial Income Exclusion, which was enacted to replace the Foreign Sales Corporation.

Net income decreased 33.0% to $681,000 as compared to $1,017,000 in the first quarter of 2001. Diluted earnings per common share decreased 35.7% to $.09 from $.14 as a result of reduced earnings.

Effective January 1, 2002, Bairnco adopted SFAS No. 142. Other than the elimination of approximately $0.5 million of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Corporation for the quarter ended March 30, 2002. Had SFAS No. 142 not been implemented, net income and diluted earnings per share for the quarter ended March 30, 2002, would have been approximately $600,000 and $.08, respectively. Goodwill amortization expense for the quarter ended March 31, 2001 was approximately $121,000.

Dividend

The first quarter cash dividend of $.05 per share was paid on March 29, 2002 to stockholders of record on March 4, 2002.

Liquidity and Capital Resources

At March 30, 2002, Bairnco had working capital of $29.9 million compared to $25.8 million at December 31, 2001. The increase in other current assets primarily reflects the timing of payments for insurance premiums that are amortized over the respective policy periods. The reduction in accrued expenses is due to payments of attorney's fees.

During the first quarter 2002 Bairnco repurchased no shares of its common stock. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At March 30, 2002, Bairnco's total debt outstanding was $33,713,000 compared to $33,584,000 at the end of 2001. At March 30, 2002 approximately $30.9 million was available for borrowing under the Corporation's secured reducing revolving credit agreement (the "Revolver"), as amended. In addition, approximately $3.3 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $861,000 of capital expenditures during the first quarter of 2002. Total capital expenditures for 2002 are expected to approximate $4.7 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2002.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 30, 2002.

Outlook

Indications are that our industrial markets have bottomed but there are still no signs of a sustained near term recovery. The majority of excess inventory in the supply chain between our operations and the final users appears to have been worked down. We anticipate a very modest recovery beginning in mid-2002.

The results for the first quarter are expected to be the low point for the year. Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers. Reengineering and severance costs are expected to be substantially lower in 2002 than in 2001 and the Corporation is experiencing the benefit of the full year effect of the cost reductions taken during last year.

Given management's outlook for the economy and the markets served, it is now expected that the full year 2002 results will improve over the first quarter run rates. Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses. Bairnco remains in strong financial condition.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Corporation's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on March 31, 2002 would change interest expense and hence change the net income of the Corporation by approximately $230,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at March 30, 2002, categorized by type of instrument and by year of maturity.

	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	1,595	-	-	-	1,595	1,595
Long Term Debt:
Term Loan (interest at 3.1875%)	2,000	5,000	6,000	-	13,000	13,000
Term Loan (interest at 3.0%)	1,000	-	-	-	1,000	1,000
Industrial Revenue Bond (interest at 1.8%)	-	3,000	-	-	3,000	3,000
Revolving line of credit (interest ranging from 3.0% to 5.0%)	-	-	-	15,118	15,118	15,118

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Euro

Each of our European operations has successfully converted to the Euro. All computer systems have been updated to ensure Euro compliance effective January 1, 2002. All marketing and operational policies and procedures were reviewed to ensure we continue to successfully conduct all aspects of our business in the Euro market. The total cost of the Euro conversion was not material and the conversion from the legacy currencies has been completed without any adverse impact.

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 16.2% of total sales for the quarter ended March 30, 2002. Net assets maintained in a functional currency other than U.S. dollars at March 30, 2002 were approximately 13.0% of total net assets. The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant. However, the Corporation remains exposed to potential risk of loss based on fluctuations in the foreign currency exchange rates from time to time.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the "KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleged that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is near completion as to the remaining claims and defendants. The court has set a trial date for January 13, 2003.

Keene was spun off from Bairnco in 1990, filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and emerged from Chapter 11 pursuant to a plan of reorganization approved in 1996 (the "Keene Plan"). The Keene Plan provided for the creation of the KCT, and transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT. The Keene Plan further provided that only the KCT, and no other entity, can sue Bairnco in connection with the claims in the Transactions Lawsuit complaint. Therefore, although a number of other asbestos-related personal injury and property damage cases against Bairnco nominally remain pending in courts around the country, it is expected that the resolution of the Transactions Lawsuit will resolve all such claims.

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through March 30, 2002, approximately $28.5 million of NOL Refunds had been received and placed in an interest bearing escrow account. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco. Discovery in the NOL Lawsuit is nearing completion. The court has not yet set a date for completion of such discovery or for trial.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action by the KCT (the "Properties Lawsuit"), commenced December 8, 1998 in the United States District Court for the Southern District of New York. Through the Properties Lawsuit, the KCT sought a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene's Chapter 11 case. In an answer and counterclaims, Bairnco and Arlon denied the KCT's claims and requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale. By agreement, the case between the KCT and Bairnco and Arlon has been dismissed without prejudice, and the issues raised in the Properties Lawsuit complaint will be resolved in the Transactions Lawsuit.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of March 30, 2002.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 18, 2002. Stockholders ratified management's selection of Arthur Andersen LLP as auditors for Bairnco for the 2002 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Arthur Andersen LLP	5,884,483	125,146

b. Votes on Election of Directors
Luke E. Fichthorn III	5,969,133	40,496
Charles T. Foley	5,965,933	43,696
James A. Wolf	5,717,798	291,831
William F. Yelverton	5,966,203	43,426

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended March 30, 2002 and March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

(Registrant)

/s/ Lawrence C. Maingot_____

Lawrence C. Maingot Controller

(Chief Accounting Officer)

DATE: April 18, 2002

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

March 30, 2002