Form 10-Q
period 2002-06-29
BAIRNCO CORP /DE/
filed 2002-08-08
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

or

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

7,333,768 shares of Common Stock Outstanding as of July 18, 2002.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

	2002	2001
Net Sales	$ 41,632,000	$ 39,826,000
Cost of sales	29,315,000	27,849,000
Gross Profit	12,317,000	11,977,000
Selling and administrative expenses	10,264,000	9,771,000
Operating Profit	2,053,000	2,206,000
Interest expense, net	279,000	724,000
Income before Income Taxes	1,774,000	1,482,000
Provision for income taxes	550,000	459,000
Net Income	$ 1,224,000	$ 1,023,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.17	$ 0.14
Diluted	$ 0.17	$ 0.14

Weighted Average Number of Shares Outstanding:
Basic	7,330,000	7,317,000
Diluted	7,336,000	7,390,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

	2002	2001
Net Sales	$ 78,249,000	$ 84,044,000
Cost of sales	55,341,000	59,533,000
Gross Profit	22,908,000	24,511,000
Selling and administrative expenses	19,595,000	19,883,000
Operating Profit	3,313,000	4,628,000
Interest expense, net	552,000	1,672,000
Income before Income Taxes	2,761,000	2,956,000
Provision for income taxes	856,000	916,000
Net Income	$ 1,905,000	$ 2,040,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.26	$ 0.28
Diluted	$ 0.26	$ 0.28

Weighted Average Number of Shares Outstanding:
Basic	7,329,000	7,314,000
Diluted	7,335,000	7,414,000

Dividends per Share of Common Stock	$ 0.10	$ 0.10

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

Note 3

	2002	2001
Net income	$ 1,224,000	$ 1,023,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	748,000	(40,000)
Comprehensive income	$ 1,972,000	$ 983,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

Note 3

	2002	2001
Net income	$ 1,905,000	$ 2,040,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	608,000	(467,000)
Comprehensive income	$ 2,513,000	$ 1,573,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 29, 2002 AND DECEMBER 31, 2001

	Unaudited
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,258,000	$ 756,000
Accounts receivable, less allowances of $2,406,000 and $2,698,000, respectively	26,008,000	24,644,000
Inventories	25,492,000	25,619,000
Deferred income taxes	5,021,000	6,521,000
Other current assets	2,185,000	1,253,000
Total current assets	59,964,000	58,793,000

Plant and equipment, at cost	112,204,000	111,529,000
Accumulated depreciation and amortization	(71,653,000)	(68,927,000)
Plant and equipment, net	40,551,000	42,602,000
Cost in excess of net assets of purchased businesses, net	12,860,000	12,639,000
Other assets	4,039,000	4,221,000
	$ 117,414,000	$ 118,255,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 931,000	$ 4,411,000
Current maturities of long-term debt	7,500,000	4,000,000
Accounts payable	11,460,000	10,792,000
Accrued expenses	12,650,000	13,789,000
Total current liabilities	32,541,000	32,992,000
Long-term debt	22,658,000	25,173,000
Deferred income taxes	7,733,000	7,419,000
Other liabilities	2,659,000	2,653,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,370,141 and 11,365,141 issued, respectively	114,000	114,000
Paid-in capital	50,163,000	50,163,000
Retained earnings	35,870,000	34,673,000
Accumulated Other Comprehensive Income-
Currency translation adjustment	1,063,000	455,000
Minimum pension liability adjustment, net of $366,000 tax	(651,000)	(651,000)
Treasury stock, at cost, 4,036,373 shares	(34,736,000)	(34,736,000)
Total stockholders' investment	51,823,000	50,018,000
	$ 117,414,000	$ 118,255,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net income	$ 1,905,000	$ 2,040,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	4,157,000	4,574,000
(Gain) on disposal of plant and equipment	(13,000)	(69,000)
Deferred income taxes	1,800,000	(10,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(984,000)	4,793,000
Decrease in inventories	476,000	3,794,000
(Increase) decrease in other current assets	(916,000)	1,321,000
Increase (decrease) in accounts payable	528,000	(241,000)
(Decrease) in accrued expenses	(923,000)	(4,910,000)
Other	182,000	133,000
Net cash provided by operating activities	6,212,000	11,425,000

Cash Flows from Investing Activities:
Capital expenditures	(1,970,000)	(1,269,000)
Proceeds from sale of plant and equipment	50,000	341,000
Payment for purchased businesses, net of cash acquired	(127,000)	(3,434,000)
Net cash (used in) investing activities	(2,047,000)	(4,362,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(3,571,000)	(1,889,000)
Proceeds from long-term debt	5,500,000	9,500,000
Long-term debt repayments	(4,582,000)	(13,582,000)
Payment of dividends	(1,099,000)	(732,000)
Exercise of stock options	25,000	43,000
Net cash (used in) financing activities	(3,727,000)	(6,660,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	64,000	(16,000)
Net increase in cash and cash equivalents	502,000	387,000
Cash and cash equivalents, beginning of period	756,000	945,000
Cash and cash equivalents, end of period	$ 1,258,000	$ 1,332,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 29, 2002

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

The quarterly financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements. The consolidated results of operations for the quarter and six-month period ended June 29, 2002 are not necessarily indicative of the results of operations for the full year.

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

The Corporation used the expected present value of future cash flows for estimating the fair value of its reporting units. Other than the elimination of approximately $0.5 million of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Corporation for the quarter and six month period ended June 29, 2002. Goodwill amortization expense for the quarter and six month period ended June 29, 2002 was approximately $121,000 and $242,000 respectively. A reconciliation of prior period reported net income and earnings per share to adjusted net income and earnings per share excluding the impact of goodwill is a follows:

	Quarter Ended June 29, 2002	Quarter Ended June 30, 2001	Six Months Ended June 29, 2002	Six Months Ended June 30, 2001
Reported net income	$ 1,224,000	$1,023,000	$ 1,905,000	$2,040,000
Goodwill amortization, net of tax	--	84,000	--	168,000
Adjusted net income	$ 1,224,000	$1,107,000	$ 1,905,000	$2,208,000

Basic earnings per share:
Reported net income	$ 0.17	$ 0.14	$ 0.26	$ 0.28
Goodwill amortization	--	0.01	--	0.02
Adjusted net income	$ 0.17	$ 0.15	$ 0.26	$ 0.30

Diluted earnings per share:
Reported net income	$ 0.17	$ 0.14	$ 0.26	$ 0.28
Goodwill amortization	--	0.01	--	0.02
Adjusted net income	$ 0.17	$ 0.15	$ 0.26	$ 0.30

The change in the carrying amount of cost in excess of net assets of purchased businesses (goodwill) for the six month period ended June 29, 2002 is as follows:

	Arlon Segment	Kasco Segment	Total
Balance, January 1, 2001	$ 5,865,000	$ 6,774,000	$12,639,000
Impact of contingent consideration earnout (Note 5)	127,000	--	127,000
Impact of exchange rate fluctuations on foreign goodwill	--	94,000	94,000
	$5,992,000	$ 6,868,000	$12,860,000

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no financial impact on the results of operations and financial position of the Corporation for the quarter and six-month period ended June 29, 2002.

Effective January 1, 2002, the Corporation adopted SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no impact on the results of operations and financial position of the Corporation for the quarter and six-month period ended June 29, 2002.

(2) Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income. Computations of earnings per share for the quarters and six-month periods ended June 29, 2002 and June 30, 2001 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

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

The Corporation adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS No. 133 had no impact on the Corporation's results of operations and financial position in 2001 or for the six months ended June 29, 2002.

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

(6) Inventories

Inventories consisted of the following as of June 29, 2002 and December 31, 2001:

	2002	2001
Raw materials and supplies	$ 5,624,000	$ 5,864,000
Work in process	8,014,000	7,614,000
Finished goods	11,854,000	12,141,000
Total inventories	$ 25,492,000	$ 25,619,000

(7) Accrued Expenses

Accrued expenses consisted of the following as of June 29, 2002 and December 31, 2001:

	2002	2001
Salaries and wages	$ 1,516,000	$ 1,158,000
Income taxes	365,000	466,000
Insurance	2,258,000	2,754,000
Litigation	3,195,000	5,221,000
Other accrued expenses	5,316,000	4,190,000
Total accrued expenses	$ 12,650,000	$ 13,789,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. An additional $6,200,000 pre-tax provision for litigation costs was taken in the third quarter of 2001. After recognition of related tax benefits, the litigation provision reduced net income for 2001 by $3,968,000 or approximately $0.54 per share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through June 29, 2002, approximately $12.6 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses in the Corporation's consolidated balance sheet. The level of reserves assumes a vigorous defense of the case through discovery, summary judgment motions and trial at the beginning of 2003.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2001 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the quarters and six-month periods ended June 29, 2002 and June 30, 2001 as required under SFAS 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
June 29, 2002
Arlon	$ 32,263,000	$ 3,099,000	$ 60,279,000	$ 5,126,000
Kasco	9,369,000	37,000	17,970,000	4,000
Headquarters	--	(1,083,000)	--	(1,817,000)
	$ 41,632,000	$ 2,053,000	$ 78,249,000	$ 3,313,000

June 30, 2001
Arlon	$ 31,344,000	$ 3,473,000	$ 66,509,000	$ 7,316,000
Kasco	8,482,000	(321,000)	17,535,000	(957,000)
Headquarters	--	(946,000)	--	(1,731,000)
	$ 39,826,000	$ 2,206,000	$ 84,044,000	$ 4,628,000

The total assets of the segments as of June 29, 2002 and December 31, 2001 are as follows:

	2002	2001

Arlon	$ 77,510,000	$ 77,456,000
Kasco	29,942,000	30,210,000
Headquarters	9,962,000	10,589,000
	$ 117,414,000	$ 118,255,000

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

Comparison of Second Quarter 2002 to Second Quarter 2001

Sales in the second quarter 2002 were $41,632,000, an increase of 4.5% from $39,826,000 in 2001. Arlon's sales increased 2.9% from last year with small improvements in the general industrial markets and reduced drag from customer's inventory liquidations that were present last year. Kasco's sales increased 10.5% as compared to the second quarter last year due primarily to improvements in its European operations as their markets are recovering from "mad cow" and "hoof and mouth" disease outbreaks during 2000 and 2001. The weakening US dollar also positively impacted the currency translation of Kasco's foreign sales.

Gross profit increased 2.8% to $12,317,000 from $11,977,000 due to the increased sales and cost reductions that were partially offset by lower prices due to competition. The gross profit margin as a percent of sales decreased to 29.6% from 30.1%.

Selling and administrative expenses increased 5.0% to $10,264,000 from $9,771,000 due primarily to additional bad debt expense and increased severance costs. As a percent of sales, selling and administrative expenses increased to 24.7% from 24.5%. Consequently, operating profit declined $153,000 or 6.9% to $2,053,000 from $2,206,000 in 2001.

Interest expense decreased to $279,000 in 2002 as compared to $724,000 in 2001 due to debt reductions in 2001 and 2002 from strong cash generation and lower average interest rates.

Net income increased 19.6% to $1,224,000 as compared to $1,023,000 in the second quarter of 2001. Diluted earnings per common share increased 21.4% to $.17 from $.14 as a result of improved earnings. No shares were repurchased on the open market during the second quarter of 2002.

Comparison of First Six Months 2002 to First Six Months 2001

Sales for the first half of 2002 decreased 6.9% to $78,249,000 from $84,044,000 in 2001 due primarily to the declines in the telecommunications and electronics markets that were still reasonably strong in the first quarter of 2001.

Gross profit decreased 6.5% to $22,908,000 from $24,511,000 in the first half of 2001 due to the reduced sales during the period. The gross profit margin as a percent of sales increased slightly to 29.3% from 29.2%.

Selling and administrative expenses decreased $288,000 or 1.4% to $19,595,000 from $19,883,000 in 2001. The lower expenses from reduced sales and cost reduction actions taken throughout 2001 were partially offset by the additional bad debt expense and increased severance costs in the second quarter of 2002. As a percent of sales, selling and administrative expenses increased to 25.0% from 23.7%.

Net interest expense decreased to $552,000 as compared to $1,672,000 in the first half of 2001 due to debt reductions and lower average interest rates.

Net income decreased 6.6% to $1,905,000 from $2,040,000 and diluted earnings per common share decreased 7.1% to $.26 from $.28 in 2001.

Dividend

The second quarter cash dividend of $.05 per share was paid on June 28, 2002 to stockholders of record on June 3, 2002.

Liquidity and Capital Resources

At June 29, 2002, Bairnco had working capital of $27.4 million compared to $25.8 million at December 31, 2001. The increases in accounts receivable reflect the impact of increased sales during the second quarter of 2002 versus the fourth quarter of 2001. Current deferred income taxes decreased as the related legal accruals and net operating tax loss carryovers were reduced. The increase in other current assets primarily reflects the timing of payments for insurance premiums that are amortized over the respective policy periods and the reclassification of a fiscal year 2000 estimated tax overpayment which was netted against the current taxes payable (accrued expenses) at yearend 2001. The reduction in accrued expenses is due to payments of attorney's fees.

During the first six months of 2002 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At June 29, 2002, Bairnco's total debt outstanding was $31,089,000 compared to $33,584,000 at the end of 2001. The decrease was due to strong cash generation from operating activities during the second quarter 2002. Current maturities of long-term debt increased to $7,500,000 from $4,000,000, due primarily to the reclassification of Arlon's $3,000,000 Industrial Revenue Bond, which matures in April 2003, from Long-term Debt. At June 29, 2002 approximately $31.8 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement"). In addition, approximately $4.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,109,000 of capital expenditures during the second quarter of 2002 bringing the total capital expenditures for the first half of 2001 to $1,970,000. Total capital expenditures for 2002 are now expected to approximate $4.5 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2002.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings which are discussed in more detail in Part II, Item 1 ("Legal Proceedings") of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 29, 2002.

Outlook

The second quarter results showed some small improvements in Bairnco's general industrial markets. The drag from inventory liquidation appears to have ended in all markets served. Our served electronics, communications and graphics markets all appear to have bottomed but show no real signs of recovery. We still anticipate the continuation of a very modest recovery for the balance of 2002.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers. Further cost reductions are being considered in light of ongoing competitive pricing pressures.

Given the outlook for the economy and the markets served and the continuation of low interest rates, we continue to expect improved results for the balance of the year as compared to last year. We expect to continue to generate cash and to pay down debt. Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses. Bairnco remains in strong financial condition.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on June 29, 2002 would change interest expense and hence change net income of the Corporation by approximately $215,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at June 29, 2002, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the six-month period ended June 29, 2002.

	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	931	-	-	-	931	931
Industrial Revenue Bond (interest at 1.63%)	-	3,000	-	-	3,000	3,000
Long Term Debt:
Term Loan (interest at 3.1875%)	3,000	4,000	6,000	-	13,000	13,000
Revolving line of credit (interest ranging from 3.0% to 4.5625%)	-	-	-	14,158	14,158	14,158

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

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 16.4% and 16.3%, respectively, of total sales for the quarter and six month period ended June 29, 2002. Net assets maintained in a functional currency other than U.S. dollars at June 29, 2002 were approximately 14.6% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation's operations or net assets.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the "KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is essentially complete as to the remaining claims and defendants. All defendants recently filed motions for summary judgment, and those motions are scheduled to be fully briefed by October 2002. The court has set a trial date for January 13, 2003.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through March 30, 2002, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco. Discovery in the NOL Lawsuit is nearing completion. The court has not yet set a date for completion of such discovery or for trial.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of June 29, 2002.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of 2002.

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended June 29, 2002 and June 30, 2001.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Six Months ended June 29, 2002 and June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

DATE: August 7, 2002

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this quarterly report of Bairnco Corporation on form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report of Bairnco Corporation on form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Bairnco Corporation for the period ended June 29, 2002.

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

June 29, 2002