Form 10-Q
period 2002-09-28
BAIRNCO CORP /DE/
filed 2002-11-04
CIK 350750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

or

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

7,333,939 shares of Common Stock Outstanding as of October 28, 2002.

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

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(Unaudited)

	2002	2001
Net Sales	$ 38,252,000	$ 38,552,000
Cost of sales	26,824,000	27,454,000
Gross Profit	11,428,000	11,098,000
Selling and administrative expenses	9,616,000	9,656,000
Provision for litigation costs	-	6,200,000
Operating Profit (Loss)	1,812,000	(4,758,000)
Interest expense, net	241,000	489,000
Income (Loss) before Income Taxes	1,571,000	(5,247,000)
Provision (benefit) for income taxes	487,000	(1,936,000)
Net Income (Loss)	$ 1,084,000	$ (3,311,000)

Earnings (Loss) per Share of Common Stock (Note 2):
Basic	$ 0.15	$ (0.45)
Diluted	$ 0.15	$ (0.45)

Weighted Average Number of Shares Outstanding:
Basic	7,334,000	7,328,000
Diluted	7,343,000	7,328,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(Unaudited)

	2002	2001
Net Sales	$ 116,501,000	$122,596,000
Cost of sales	82,165,000	86,987,000
Gross Profit	34,336,000	35,609,000
Selling and administrative expenses	29,211,000	29,539,000
Provision for litigation costs	-	6,200,000
Operating Profit (Loss)	5,125,000	(130,000)
Interest expense, net	793,000	2,161,000
Income (Loss) before Income Taxes	4,332,000	(2,291,000)
Provision (benefit) for income taxes	1,343,000	(1,020,000)
Net Income (Loss)	$ 2,989,000	$ (1,271,000)

Earnings (Loss) per Share of Common Stock (Note 2):
Basic	$ 0.41	$ (0.17)
Diluted	$ 0.41	$ (0.17)

Weighted Average Number of Shares Outstanding:
Basic	7,331,000	7,318,000
Diluted	7,337,000	7,318,000

Dividends per Share of Common Stock	$ 0.15	$ 0.15

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(Unaudited)

Note 3

	2002	2001
Net income (loss)	$ 1,084,000	$ (3,311,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(26,000)	261,000
Comprehensive income (loss)	$ 1,058,000	$ (3,050,000)

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(Unaudited)

Note 3

	2002	2001
Net income (loss)	$ 2,989,000	$ (1,271,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	582,000	(206,000)
Comprehensive income (loss)	$ 3,571,000	$ (1,477,000)

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 28, 2002 AND DECEMBER 31, 2001

	Unaudited
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,198,000	$ 756,000
Accounts receivable, less allowances of $2,417,000 and $2,698,000, respectively	23,928,000	24,644,000
Inventories	25,848,000	25,619,000
Deferred income taxes	5,021,000	6,521,000
Other current assets	2,069,000	1,253,000
Total current assets	58,064,000	58,793,000

Plant and equipment, at cost	112,395,000	111,529,000
Accumulated depreciation and amortization	(72,918,000)	(68,927,000)
Plant and equipment, net	39,477,000	42,602,000
Cost in excess of net assets of purchased businesses, net	12,973,000	12,639,000
Other assets	4,143,000	4,221,000
	$ 114,657,000	$ 118,255,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 680,000	$ 4,411,000
Current maturities of long-term debt	5,750,000	4,000,000
Accounts payable	11,454,000	10,792,000
Accrued expenses	13,045,000	13,789,000
Total current liabilities	30,929,000	32,992,000
Long-term debt	20,827,000	25,173,000
Deferred income taxes	7,728,000	7,419,000
Other liabilities	2,659,000	2,653,000
Commitments and contingencies

Stockholders' Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,371,808 and 11,365,141 shares issued, respectively	114,000	114,000
Paid-in capital	50,197,000	50,163,000
Retained earnings	36,562,000	34,673,000
Accumulated Other Comprehensive Income (Loss)-
Currency translation adjustment	1,037,000	455,000
Minimum pension liability adjustment, net of $366,000 tax	(651,000)	(651,000)
Treasury stock, at cost, 4,037,869 and 4,036,373 shares, respectively	(34,745,000)	(34,736,000)
Total stockholders' investment	52,514,000	50,018,000
	$ 114,657,000	$ 118,255,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

(Unaudited)

	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$ 2,989,000	$ (1,271,000)
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	6,128,000	6,819,000
Loss (gain) on disposal of plant and equipment	73,000	(218,000)
Deferred income taxes	1,795,000	(2,244,000)
Change in current assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	1,041,000	4,682,000
Decrease in inventories	82,000	4,469,000
(Increase) decrease in other current assets	(799,000)	1,356,000
Increase in accounts payable	542,000	376,000
(Decrease) increase in accrued expenses	(513,000)	36,000
Other	72,000	1,347,000
Net cash provided by operating activities	11,410,000	15,352,000

Cash Flows from Investing Activities:
Capital expenditures	(2,968,000)	(2,045,000)
Proceeds from sale of plant and equipment	64,000	576,000
Payment for purchased businesses, net of cash acquired	(266,000)	(3,434,000)
Net cash (used in) investing activities	(3,170,000)	(4,903,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(3,804,000)	(1,148,000)
Proceeds from long-term debt	8,500,000	10,500,000
Long-term debt repayments	(11,156,000)	(18,918,000)
Payment of dividends	(1,465,000)	(1,098,000)
Purchase of treasury stock	(9,000)	--
Exercise of stock options	34,000	58,000
Net cash (used in) financing activities	(7,900,000)	(10,606,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	102,000	33,000
Net increase (decrease) in cash and cash equivalents	442,000	(124,000)
Cash and cash equivalents, beginning of period	756,000	945,000
Cash and cash equivalents, end of period	$ 1,198,000	$ 821,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 28, 2002

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

The quarterly financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements. The consolidated results of operations for the quarter and nine-month period ended September 28, 2002 are not necessarily indicative of the results of operations for the full year.

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

The Corporation used the expected present value of future cash flows for estimating the fair value of its reporting units. Other than the elimination of approximately $0.5 million of annual goodwill amortization expense, the adoption of SFAS No. 142 had no impact on the results of operations and financial position of the Corporation for the quarter and nine month period ended September 28, 2002. Goodwill amortization expense for the quarter and nine month period ended September 29, 2001 was approximately $121,000 and $364,000 respectively. A reconciliation of prior period reported net income (loss) and earnings (loss) per share to adjusted net income (loss) and earnings (loss) per share excluding the impact of goodwill is a follows:

	Quarter Ended September 28, 2002	Quarter Ended September 29, 2001	Nine Months Ended September 28, 2002	Nine Months Ended September 29, 2001
Reported net income (loss)	$ 1,084,000	$ (3,311,000)	$ 2,989,000	$ (1,271,000)
Goodwill amortization, net of tax	--	84,000	--	251,000
Adjusted net income (loss)	$ 1,084,000	$ (3,227,000)	$ 2,989,000	$ (1,020,000)

Basic earnings per share:
Reported net income (loss)	$ 0.15	$ (0.45)	$ 0.41	$ (0.17)
Goodwill amortization	--	0.01	--	0.03
Adjusted net income (loss)	$ 0.15	$ (0.44)	$ 0.41	$ (0.14)

Diluted earnings per share:
Reported net income (loss)	$ 0.15	$ (0.45)	$ 0.41	$ (0.17)
Goodwill amortization	--	0.01	--	0.03
Adjusted net income (loss)	$ 0.15	$ (0.44)	$ 0.41	$ (0.14)

The change in the carrying amount of cost in excess of net assets of purchased businesses (goodwill) for the nine-month period ended September 28, 2002 is as follows:

	Arlon Segment	Kasco Segment	Total
Balance, January 1, 2002	$ 5,865,000	$ 6,774,000	$12,639,000
Impact of contingent consideration earnout (Note 5)	266,000	--	266,000
Impact of exchange rate fluctuations on foreign goodwill	--	68,000	68,000
Balance, September 28, 2002	$ 6,131,000	$ 6,842,000	$12,973,000

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no financial impact on the results of operations and financial position of the Corporation for the quarter and nine-month period ended September 28, 2002.

Effective January 1, 2002, the Corporation adopted SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no impact on the results of operations and financial position of the Corporation for the quarter and nine-month period ended September 28, 2002.

(2) Earnings (Loss) per Common Share

Earnings (loss) per share data is based on net income (loss) and not comprehensive income (loss). Computations of earnings (loss) per share for the quarters and nine-month periods ended September 28, 2002 and September 29, 2001 are included as Exhibit 11.1 and Exhibit 11.2, respectively, to this Quarterly Report on Form 10-Q.

Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the effect of all dilutive stock options.

(3) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as certain other transactions shown as changes in stockholders' investment. For the quarters and nine-month periods ended September 28, 2002 and September 29, 2001, Bairnco's comprehensive income (loss) includes net income (loss) plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments. There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

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

The Corporation adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS No. 133 had no impact on the Corporation's results of operations and financial position in 2001 or for the nine months ended September 28, 2002.

(5) Acquisitions

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc. Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products. Viscor's sales for the six months ended December 31, 2000 were approximately $3.4 million. The transaction was accounted for as a purchase and was financed with long-term debt. The purchase price exceeded the fair value of net assets acquired by approximately $0.4 million. The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The results of operations of Viscor are included in the accompanying consolidated financial statements from the date of acquisition.

(6) Inventories

Inventories consisted of the following as of September 28, 2002 and December 31, 2001:

	2002	2001
Raw materials and supplies	$ 5,515,000	$ 5,864,000
Work in process	7,968,000	7,614,000
Finished goods	12,365,000	12,141,000
Total inventories	$ 25,848,000	$ 25,619,000

(7) Accrued Expenses

Accrued expenses consisted of the following as of September 28, 2002 and December 31, 2001:

	2002	2001
Salaries and wages	$ 1,605,000	$ 1,158,000
Income taxes	718,000	466,000
Insurance	2,539,000	2,754,000
Litigation	2,293,000	5,221,000
Other accrued expenses	5,890,000	4,190,000
Total accrued expenses	$ 13,045,000	$ 13,789,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. An additional $6,200,000 pre-tax provision for litigation costs was taken in the third quarter of 2001. After recognition of related tax benefits, the litigation provision reduced net income for 2001 by $3,968,000 or approximately $0.54 per share. The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1 ("Legal Proceedings") of this filing). Through September 28, 2002, approximately $13.6 million of the litigation reserve had been spent. The remaining reserves are included in accrued expenses in the Corporation's consolidated balance sheet.

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

(8) Reportable Segment Data

Bairnco's segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131. There are no differences to the 2001 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein. Financial information about the Corporation's operating segments for the quarters and nine-month periods ended September 28, 2002 and September 29, 2001 as required under SFAS 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
September 28, 2002
Arlon	$ 29,530,000	$ 2,675,000	$ 89,809,000	$ 7,801,000
Kasco	8,722,000	(26,000)	26,692,000	(22,000)
Headquarters	--	(837,000)	--	(2,654,000)
	$ 38,252,000	$ 1,812,000	$ 116,501,000	$ 5,125,000

September 29, 2001
Arlon	$ 30,513,000	$ 2,412,000	$ 97,022,000	$ 9,728,000
Kasco	8,039,000	(179,000)	25,574,000	(1,136,000)
Headquarters	--	(6,991,000)	--	(8,722,000)
	$ 38,552,000	$ (4,758,000)	$ 122,596,000	$ (130,000)

The total assets of the segments as of September 28, 2002 and December 31, 2001 are as follows:

	2002	2001

Arlon	$ 76,200,000	$ 77,456,000
Kasco	28,396,000	30,210,000
Headquarters	10,061,000	10,589,000
	$ 114,657,000	$ 118,255,000

(9) Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1, Legal Proceedings, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.

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

Comparison of Third Quarter 2002 to Third Quarter 2001

Sales in the third quarter 2002 were $38,252,000, a decrease of 0.8% from $38,552,000 in 2001. Arlon's sales decreased 3.2% from last year due to the continued weakness in its electronics, telecommunications and graphics markets. Kasco's sales increased 8.5% as compared to the third quarter last year due primarily to improvements in its European operations as their markets continue to recover from "mad cow" and "hoof and mouth" disease outbreaks during 2000 and 2001. Kasco's foreign sales were also positively impacted by the currency translation.

Gross profit increased 3.0% to $11,428,000 from $11,098,000 due to cost reduction actions taken in 2001 and 2002 that were partially offset by lower prices due to competition. The gross profit margin as a percent of sales increased slightly to 29.9% from 28.8%.

Selling and administrative expenses, excluding last year's provision for litigation costs, decreased 0.4% to $9,616,000 from $9,656,000. As a percent of sales, selling and administrative expenses increased slightly to 25.1% from 25.0%.

Net interest expense decreased to $241,000 in 2002 as compared to $489,000 in 2001 due to debt reductions in 2001 and 2002 from strong cash generation and lower average interest rates.

Net income increased 65.0% to $1,084,000 as compared to $657,000 in the third quarter of 2001 excluding the provision for litigation costs, which reduced net income by $3,968,000, or $.54 per share, to a loss of ($3,311,000) or ($.45) per share in the third quarter 2001. Diluted earnings per common share increased to $.15 from $.09, excluding the provision for litigation costs, as a result of improved earnings. No shares were repurchased on the open market during the third quarter of 2002.

The effective tax rate in the third quarter of 2002 was 31.0% as compared to 36.9% in the third quarter 2001. The higher 2001 rate was due primarily to the tax impact of the provision for litigation costs.

Comparison of First Nine Months 2002 to First Nine Months 2001

Sales for the first nine months of 2002 decreased 5.0% to $116,501,000 from $122,596,000 in 2001 due primarily to the declines in the telecommunications and electronics markets that were still reasonably strong in the first quarter of 2001.

Gross profit decreased 3.6% to $34,336,000 from $35,609,000 in the first nine months of 2001 due to the reduced sales during the period. The gross profit margin as a percent of sales increased slightly to 29.5% from 29.0%.

Selling and administrative expenses decreased $328,000 or 1.1% to $29,211,000 from $29,539,000, excluding the provision for litigation costs in 2001. The lower expenses from reduced sales and cost reduction actions taken throughout 2001 were partially offset by the additional bad debt expense and increased severance costs in the second quarter of 2002. As a percent of sales, selling and administrative expenses increased to 25.1% from 24.1%, excluding the provision for litigation costs.

Net interest expense decreased to $793,000 as compared to $2,161,000 in the first nine months of 2001 due to debt reductions and lower average interest rates.

Net income increased to a profit of $2,989,000 from a loss of ($1,271,000) and diluted earnings per share increased to a profit of $.41 from a loss of ($.17) in 2001. Excluding the litigation charge, net income increased 10.8% to $2,989,000 from $2,697,000 and diluted earnings per common share increased 10.8% to $.41 from $.37.

The effective tax rate for the first nine months of 2002 was 31.0% as compared to 44.5% in 2001. The higher 2001 rate was due primarily to the tax impact of the provision for litigation costs.

Dividend

The second quarter cash dividend of $.05 per share was paid on September 26, 2002 to stockholders of record on September 3, 2002.

Liquidity and Capital Resources

At September 28, 2002, Bairnco had working capital of $27.1 million compared to $25.8 million at December 31, 2001. Current deferred income taxes decreased as the related legal accruals and net operating tax loss carryovers were reduced. The increase in accounts payable reflects the timing of payments.

During the first nine months of 2002 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At September 28, 2002, Bairnco's total debt outstanding was $27,257,000 compared to $33,584,000 at the end of 2001. The decrease was due to strong cash generation from operating activities during the second and third quarters of 2002. Current maturities of long-term debt increased to $5,750,000 from $4,000,000, due primarily to the reclassification of Arlon's $3,000,000 Industrial Revenue Bond, which matures in April 2003, from Long-term Debt, less a $2 million debt prepayment made during the third quarter of 2002. At September 28, 2002 approximately $32.4 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement"). In addition, approximately $4.4 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $998,000 of capital expenditures during the third quarter of 2002 bringing the total capital expenditures for the first nine months of 2002 to $2,968,000. Total capital expenditures for 2002 are now expected to approximate $4.2 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2002.

Litigation

As a result of delays in the briefing of defendants' motions for summary judgment, the Court reset the trial date in the Transactions Lawsuit (refer to Part II, Item 1, Legal Proceedings) for March 31, 2003. Summary judgement motions are now scheduled to be fully briefed by the end of November 2002.

The delay on the summary judgment motions, combined with the delay in the commencement of trial on any issues remaining after the motions are decided, is likely to affect the costs of the proceedings and may lead to a reassessment of the adequacy of the Company's existing reserve for such costs. Once the Court has ruled on the summary judgment motions, the Company should be in a position to assess the adequacy of its reserve and to determine whether any adjustment to the reserve is appropriate.

Pension Liabilities

As a result of the recent decline in U.S. equity markets, the Bairnco pension plans that historically have been over-funded are currently under-funded by approximately $4.6 million. At December 31, 2002, assuming no future change in valuations and interest rates from September 28, 2002, the Company would be required to either record a fourth-quarter non-cash charge to stockholders' equity, make a voluntary cash contribution or a combination of the two. Final decisions about pension funding will be affected by the Company's pension fund performance in the fourth quarter.

Other Matters

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 28, 2002.

Outlook

The third quarter results showed our general industrial markets remained flat with 2001. Our served electronics, communications and graphics markets continue to show no real signs of recovery. We anticipate our fourth quarter results will show flat to lower sales but some improvement in operating profit as compared to last year.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers. Further cost reductions are being considered in light of ongoing competitive pricing pressures.

We expect to continue to generate cash. Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation's bank debt is floating and based on prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on September 28, 2002 would change interest expense and hence change net income of the Corporation by approximately $188,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at September 28, 2002, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the nine-month period ended September 28, 2002.

	2002	2003	2004	2005	Total	Fair Value
Short Term Debt	680	-	-	-	680	680
Industrial Revenue Bond (interest at 1.63%)	-	3,000	-	-	3,000	3,000
Long Term Debt:
Term Loan (interest at 3.00%)		4,000	6,000	-	10,000	10,000
Revolving line of credit (interest ranging from 2.9375% to 4.4375%)	-	-	-	13,577	13,577	13,577

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

Impact of Foreign Currency Exchange Rates

The Corporation's sales denominated in a currency other than U.S. dollars were approximately 17.7% and 16.7%, respectively, of total sales for the quarter and nine month period ended September 28, 2002. Net assets maintained in a functional currency other than U.S. dollars at September 28, 2002 were approximately 12.7% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation's operations or net assets.

Item 4: CONTROLS AND PROCEDURES

  Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

  There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the "Transactions Lawsuit") in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene"). The plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the "KCT"), a successor in interest to Keene. In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964. The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO. In a series of decisions that remain subject to appeal, the court has dismissed plaintiff's civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants' motions for summary judgment on statute of limitations grounds. Discovery is essentially complete as to the remaining claims and defendants. All defendants recently filed motions for summary judgment, and those motions are scheduled to be fully briefed by November 2002. The court has set a trial date for March 31, 2003.

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

Bairnco also is the defendant in a separate action by the KCT (the "NOL Lawsuit"), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses ("NOL Refunds"), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene's Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow. Through March 30, 2002, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account. There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco. Discovery in the NOL Lawsuit is substantially complete. The court has not yet set a date for completion of such discovery or for trial.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of September 28, 2002.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2002.

Item 5: OTHER INFORMATION

None.

Item 6(a): EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended September 28, 2002 and September 29, 2001.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Nine Months ended September 28, 2002 and September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

DATE: October 28, 2002

CERTIFICATIONS

I, Luke E. Fichthorn, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bairnco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman & Chief Executive Officer

I, Lawrence C. Maingot, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bairnco Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this quarterly report of Bairnco Corporation on form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report of Bairnco Corporation on form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Bairnco Corporation for the period ended September 28, 2002.

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

September 28, 2002