Form 10-K
period 2002-12-31
BAIRNCO CORP /DE/
filed 2003-03-21
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __No X

On March 1, 2003, the aggregate market value of the Registrant's voting stock held by non-affiliates was $34,595,647.

On March 1, 2003, there were 7,333,939 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2002.  Part III incorporates information by reference from the Proxy Statement dated March 14, 2003 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 24, 2003.

#

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

Bairnco's two core businesses are Arlon's Engineered Materials and Components, and Kasco's Replacement Products and Services.  In February of 2000 Bairnco purchased certain assets of the materials business (“Signtech”) of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market.  In January 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products.  The acquisitions complement Arlon's graphic and industrial products with product line extensions, additional brand recognition, and penetration into new customer segments and markets.  The acquisitions also expanded Arlon's coating and converting capacity.

To improve productivity, reduce costs and improve product development focus, Arlon's Northbrook, Illinois facility was closed on December 31, 2001 and production was transferred to Arlon's Santa Ana, California and East Providence, Rhode Island plants.

In December 2002, the Board of Directors reviewed a preliminary plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal is to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The first stage of the plan, which involves the East Providence, Rhode Island facility, is expected to result in relocation and closing expenses of approximately $1.5 million plus $2.5 million of capital expenditures, to be incurred during 2003. This stage of the plan received management and Board approval in 2003 and is now progressing.

At December 31, 2002, Bairnco employed 757 persons including 17 headquarters personnel. Bairnco's operations occupy approximately 773,000 square feet of factory and office space at its principal locations. There is an additional 21,000 square feet of leased space used as field warehouses throughout North America.

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

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 34 and 35 and on pages 4 through 7 of Bairnco's 2002 Annual Report to Stockholders which is incorporated herein by reference.  This information should be read in conjunction with the "Financial History" set forth on page 9 of Bairnco's 2002 Annual Report to Stockholders, and "Management's Discussion and Analysis" set forth on pages 10 through 16 of Bairnco's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed on page 9 under "Item 2. PROPERTIES" of this filing.

#

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

Arlon Materials for Electronics is known worldwide as a premier supplier of high technology materials for the printed circuit board (PCB) industry.  These products are marketed principally to PCB manufacturers and original equipment manufacturers (OEM’s) by a direct technical sales force as well as distributors in the US, and through distributors and manufacturers representatives in Europe and Asia-Pacific, supported by direct technical sales specialists. Our Electronic Substrates product line includes a variety of specialty polyimide and epoxy laminates as well as other high performance thermoset products. These materials are used in demanding commercial and military market applications including high density interconnect (HDI), surface mount technology (SMT), heat sink bonding, semiconductor testing, wireless communications and microvia PCB's. The Microwave Materials product line offers fluoropolymers (i.e. PTFE), ceramic-filled fluoropolymers, and other laminates that deliver the electrical performance needed in the frequency-dependent circuit applications such as analog, digital and personal communication systems (PCS) microwave antennas and base stations. These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon specialty graphic films are marketed under the CalonÒ brand name and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.  In February of 2000, Bairnco announced it had purchased certain assets of the materials business (“Signtech”) of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market.  Signtech’s product lines complement Arlon’s current vinyl product lines, and will provide product line extensions, additional brand recognition, product development synergies, and penetration into new customer segments and markets.

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

Arlon manufactures a line of silicone rubber materials used in a broad range of consumer, industrial and commercial products.  Typical applications and products include: silicone sheet rubber for producing composite parts; silicone rubber insulating tapes for electric traction motor coil windings; insulation for industrial and commercial flexible heaters; silicone products for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone sheet adhesives known as Thermabond™.

Competition

Arlon has numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation’s.

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

Due to the number and diversity of Arlon's products, it is unlikely that availability problems with any one raw material would have a material adverse effect on Arlon. There are no known limitations to the continued availability of Arlon's raw materials. Current suppliers are located in the United States, Asia, Europe and Brazil.

Employees

As of December 31, 2002, approximately 504 employees were employed by the operations that constitute Arlon's engineered materials and components.

Patents and Trademarks

The Corporation owns several registered trademarks under which certain Arlon products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

#

KASCO REPLACEMENT PRODUCTS AND SERVICES

Description of Business

Kasco is a leading provider of meat-room products and repair services for the meat, deli, and seafood departments of supermarkets; for restaurants; for meat, poultry and fish processing plants; and for manufacturers and distributors of electrical saws and cutting equipment throughout North America, Europe, Asia, and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, preventative maintenance and repairs for meat-room and food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s replacement products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Services in the United Kingdom and Canada, Bertram & Graf, Biro France and Eurokasco in Continental Europe.

Competition and Marketing

Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies.  The principal methods of competition are price, service, and product performance.  The performance of meat band saw blades and grinder plate and knives used in cutting meat or other food items is balanced between minimizing waste and maximizing the efficiency and productivity of the band saw machine or grinder, and operator.

Kasco has a significant distribution network that reaches over 20,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia.  Kasco’s distribution network is made up of corporate-direct salesmen, route salesmen, field technicians, and distributors who have in-depth knowledge of the local markets and the customer’s needs.

2002 was a year of improved financial performance for Kasco versus 2001, both in North America and Europe.  Kasco obtained several significant new retail grocery chain contracts in North America, and obtained new distributor customers in Africa and Asia during 2002. Kasco European business units had improved operating results from increased meat consumption as their markets recovered from the “mad cow” and “hoof and mouth” disease outbreaks of 2000 and 2001, and from favorable currency translation effects from the weakened US dollar versus the British Pound and the Euro. The consolidated Kasco businesses increased operating profit by approximately $1.7 million in 2002 versus 2001, which was achieved by improved revenue performance and by cost reductions achieved during 2001 and 2002.  The consolidated Kasco businesses also generated approximately $2.9 million of cash during 2002.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation, and the industry’s shift to “Case Ready” product offerings.  Kasco does not expect to see any real improvement in the market environment in 2003.  During 2003, Kasco will continue to focus on achieving new retail contracts and growing distributor revenue via new product offerings and value added service offerings, and Kasco will continue to focus on generating significant cost reductions across all areas of the business.

Raw Materials and Purchased Supplies

High quality carbon steel and stainless steel are the principal raw materials used in the manufacture of band saw blades; they are purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts, and supplies are purchased from a number of manufacturers and distributors in Asia, the United States, and Europe.  In France, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this segment have been readily available throughout this last year.

Employees

As of December 31, 2002, approximately 236 persons were employed in the replacement products and services segment.

Patents and Trademarks

The Corporation has a number of US and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks.  The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

d.  Foreign Operations

The Corporation has foreign operations located in Canada, the United Kingdom, France, and Germany.  Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 34 and 35 of Bairnco's 2002 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2002, 2001 and 2000 were approximately $38,720,000, $41,536,000 and $49,904,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

#

Item 2.

PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	794,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Engineered Materials and Components

Bear, DE	135,000	Owned
Dallas, TX	75,000	Leased (Expires 2005)
East Providence, RI	60,000	Owned
Rancho Cucamonga, CA	80,000	Owned
San Antonio, TX	96,000	Leased (Expires 2008)
San Antonio, TX	16,000	Leased (Expires 2004)
Santa Ana, CA	124,000	Leased (Expires 2008)

Kasco Replacement Products and Services

Gwent, Wales, UK	25,000	Owned
Montreal, Canada	9,000	Leased (Expires 2003)
Pansdorf, Germany	18,000	Owned
Paris, France	26,000	Leased (Expires 2006)
St. Louis, MO	78,000	Owned
St. Louis, MO	20,000	Leased (Expires 2003)
Field Warehouses:
39 locations in North America	21,000	Leased

Item 3.

LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit pending in the U.S. District Court for the Southern District of New York (the “Transactions Lawsuit”) in which it is alleged that Bairnco and others are derivatively liable for the asbestos-related claims against its former subsidiary, Keene Corporation ("Keene").  The plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene.  In the Transactions Lawsuit complaint, the KCT alleges that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964.  The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO.  In a series of decisions that remain subject to appeal, the Court has dismissed plaintiffs’ civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants’ motions for summary judgment on statute of limitations grounds.  Discovery has been completed as to the remaining claims and defendants.

Following the conclusion of discovery, Bairnco and the other defendants filed motions to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the transferred businesses, and plaintiffs’ proposed expert on the business purpose of the challenged transactions.  On January 28, 2003, the Court issued an opinion granting these motions and excluding the testimony of the three experts in question.  Bairnco and the other defendants also filed motions for summary judgment.  The Court heard oral argument on the summary judgment motions on February 6, 2003, and is expected to rule by mid-March.  The Court had set March 31, 2003 for the beginning of the trial of the case, but on February 12, 2003, the Court adjourned the trial without date and indicated that it would set a new trial date, if necessary, after ruling on the motions.

Keene was spun off from Bairnco in 1990, filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and emerged from Chapter 11 pursuant to a plan of reorganization approved in 1996 (the “Keene Plan”). The Keene Plan provided for the creation of the KCT, and transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT.  The Keene Plan further provided that only the KCT, and no other entity, can sue Bairnco in connection with the claims in the Transactions Lawsuit complaint.  Therefore, although a number of other asbestos-related personal injury and property damage cases against Bairnco nominally remain pending in courts around the country, it is expected that the resolution of the Transactions Lawsuit will resolve all such claims.

Bairnco also is the defendant in a separate action by the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow.  Through December 31, 2002, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco. Discovery in the NOL Lawsuit is substantially complete. The court has not yet set a date for completion of such discovery or for trial in the NOL Lawsuit.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action by the KCT (the “Properties Lawsuit”), commenced December 8, 1998 in the United States District Court for the Southern District of New York.  Through the Properties Lawsuit, the KCT sought a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene’s Chapter 11 case.  In an answer and counterclaims, Bairnco and Arlon denied the KCT’s claims and requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale.  By agreement, the case between the KCT and Bairnco and Arlon has been dismissed without prejudice, and the issues raised in the Properties Lawsuit complaint will be resolved in the Transactions Lawsuit.

Management believes that Bairnco has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 2002.

Subsequent Event – Unaudited

On March 14, 2003 the Court granted the motions of Bairnco and other defendants for summary judgment in the Transactions Lawsuit.  As noted above, the Transactions Lawsuit was brought against Bairnco, along with certain other companies and individuals, in 1995 in the United States District Court for the Southern District of New York, and in 1998 and 1999, US District Judge Denny Chin issued a series of rulings dismissing certain claims and defendants.  Together with these earlier rulings, the summary judgment ruling dated March 14, 2003 results in complete dismissal of the case.  The earlier rulings and the summary judgment ruling, as well as certain other rulings made during the course of the case, remain subject to appeal.

Item 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

#

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (61)

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

Larry D. Smith (53)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities.  Most recently, Mr. Smith was Vice President Human Resources for Emerson’s Therm-O-Disc, Inc. division in Mansfield, Ohio.

Lawrence C. Maingot (43)

Mr. Maingot was appointed Corporate Controller of Bairnco in December 1999. From May 1997 to December 1999, Mr. Maingot was Bairnco’s Assistant Controller. From April 1992 to May 1997, Mr. Maingot was Bairnco’s Accounting Manager. Prior to joining Bairnco, Mr. Maingot was employed with Arthur Andersen LLP.

#

PART II

Item 5.

MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. & c.    Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 16 of Bairnco's 2002 Annual Report to Stockholders which is incorporated herein by reference.  Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ.  Data on dividends paid is included in the Consolidated Statements of Operations on page 18 of Bairnco's 2002 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend has remained constant at $0.05 per share during 2002 and 2001.  The Board continues to review the dividend on a quarterly basis.

b.   The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2002 was 1,066.

Item 6.

SELECTED FINANCIAL DATA

Reference is made to "Financial History" on page 9 of Bairnco's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 16 of Bairnco's 2002 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations results primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point increase (decrease) in market rates in effect on December 31, 2002 would increase (decrease) interest expense and hence reduce (increase) the net income of the Corporation by approximately $191,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2002, categorized by type of instrument and by year of maturity.  There have been no changes in market risk factors for the year ended December 31, 2002.

	2003	2004	2005	Total	Fair Value

Short Term Debt	$1,200	$ --	$ --	$1,200	$1,200
Long Term Debt:
Term Loan (interest at 2.625%)	4,000	6,000	--	10,000	10,000
Industrial Revenue Bond (interest at 1.89%)	3,000	--	--	3,000	3,000
Revolving line of credit (interest ranging from 2.1875% to 4.125%)	--	--	13,547	13,547	13,547

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 17.5% of total sales.  Net assets maintained in a functional currency other than U.S. dollars at December 31, 2002 were approximately 18.0% of total net assets. The translation effect of changes in foreign currency exchange rates has not historically been significant.  However, the Corporation remains exposed to potential risk of loss based on fluctuations in the foreign currency exchange rates from time to time.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 18 through 36 and the "Quarterly Results of Operations (Unaudited)" on page 16 of Bairnco's 2002 Annual Report to Stockholders which is incorporated herein by reference.  Financial Statement Schedules are included in Part IV of this filing.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors of Bairnco is included in the Proxy Statement for the 2003 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

See the information regarding executive officers of the Corporation on page 12 of this Annual Report on Form 10-K.

Item 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2003 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

MANAGEMENT

The information required by Item 12 is included in the Proxy Statement for the 2003 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2003 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.

CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Office and Chief Accounting Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

#

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)

1.  Financial Statements

Included in the 2002 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

·

Report of Independent Certified Public Accountants;

·

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000;

·

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000;

·

Consolidated Balance Sheets as of December 31, 2002 and 2001;

·

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000;

·

Consolidated Statements of Stockholders' Investment for the years ended December 31, 2002, 2001 and 2000;

·

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

·

Report of Independent Certified Public Accountants on Financial Statement Schedule on page 27 of this Annual Report on Form 10-K;

·

Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000:

Schedule II - Valuation and Qualifying Accounts on page 25 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3.  See Index to Exhibits on pages 26 through 29 of this Annual Report on Form 10-K.

b)

Reports on Form 8-K – None filed in the fourth quarter of 2002.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: March 17, 2003	By: /s/ Lawrence C. Maingot
Lawrence C. Maingot
Corporate Controller
(Chief Accounting Officer)

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

 /s/ Luke E. Fichthorn III

Luke E. Fichthorn III

Chairman and CEO

 /s/ Gerald L. DeGood

Gerald L. DeGood

Director

 /s/ Charles T. Foley

Charles T. Foley

Director

 /s/ James A. Wolf

James A. Wolf

Director

 /s/ William F. Yelverton

William F. Yelverton

Director

 /s/ Lawrence C. Maingot

Lawrence C. Maingot

Corporate Controller

(Chief Accounting Officer)

#

CERTIFICATIONS

I, Luke E. Fichthorn, III, certify that:

1.

I have reviewed this annual report on Form 10-K of Bairnco Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Luke E. Fichthorn, III  _

Luke E. Fichthorn, III

Chairman & Chief Executive Officer

#

I, Lawrence C. Maingot, certify that:

1.

I have reviewed this annual report on Form 10-K of Bairnco Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

#

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this annual report of Bairnco Corporation on form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report of Bairnco Corporation on form 10-K fairly presents, in all material respects, the financial condition and results of operations of Bairnco Corporation for the year ended December 31, 2002.

/s/ Luke E. Fichthorn, III  _

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

/s/ Lawrence C. Maingot_

Lawrence C. Maingot Controller &

Chief Accounting Officer

#

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

TO BAIRNCO CORPORATION AND SUBSIDIARIES:

We have audited the consolidated financial statements of Bairnco Corporation and subsidiaries as of December 31, 2002, and for the year then ended, included in Bairnco Corporation and subsidiaries’ Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 2003. Our audit also included the financial statement schedule listed in Item 15(a) 2 for the year ended December 31, 2002. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and related consolidated financial statement schedule of Bairnco Corporation and subsidiaries as of December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 22, 2002, expressed an unqualified opinion on those statements.

In our opinion, the financial statement schedule for the year ended December 31, 2002 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Tampa, Florida

January 30, 2003

#

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance				Balance
Year Ended	Beginning		Deductions		End
December 31,	Of Year	Expenses	(a)	Other (b)	Of Year
2002
Reserve for
Doubtful Accounts	$2,698,000	$1,296,000	$(2,699,000)	$ --	$1,295,000

2001
Reserve for
Doubtful Accounts	$1,717,000	$1,447,000	$ (536,000)	$ 70,000	$2,698,000

2000
Reserve for
Doubtful Accounts	$1,136,000	$ 1,045,000	$ (578,000)	$114,000	$1,717,000

(a)

Actual charges incurred in connection with the purpose for which the reserves were established.

(b)

Additions to the reserve from acquisition.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Loan Agreement, dated as of September 1, 1989, between the Delaware Economic Development Authority and Arlon, Inc.	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Reimbursement Agreement dated as of September 1, 1989 by and among Arlon, Inc., Bairnco Corporation and Continental Bank NA (now Bank of America, Illinois).	Exhibit 4 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Agreement of the Corporation, dated March 30, 1987, to furnish a copy of any instrument with respect to certain other long-term debt to the Securities and Exchange Commission upon its request.	Exhibit 4(e) to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1986.
Bairnco Corporation 401(k) Savings Plan and Trust.	Exhibit 4.3 to Bairnco's Registration Statement on Form S-8, No. 33-41313.
Bairnco Corporation 2000 Stock Incentive Plan.	Exhibit A to Bairnco's Proxy Statement for the fiscal year ended December 31, 1999.

#

Description	Incorporated Herein by Reference To
Bairnco Corporation Management Incentive Compensation Plan.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1981.
Employment Agreement dated January 22, 1990, between Bairnco Corporation and Luke E. Fichthorn III.	Exhibit 10 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1989.
Promissory Note dated January 31, 1998, between Bairnco Corporation and Bank of America NT&SA.	Exhibit 4 to Bairnco’s Annual Report on Form 10-K for fiscal year ended December 31, 1997.

Second Amended and Restated Credit Agreement dated as of February 22, 2000, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, N.A., as the Agent for Lenders.

Exhibit 2 to Bairnco’s Current Report on Form 8-K dated February 24, 2000.

Exhibits to Second Amended and Restated Credit Agreement dated as of February 22, 2000, by and among Bairnco Corporation and certain of its subsidiaries and certain Commercial Lending Institutions and Bank of America, N.A., as the Agent for Lenders.

Exhibit 3 to Bairnco’s Current Report on Form 8-K dated February 24, 2000.
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc. as successor to Keene Corporation.	Exhibit 99 to Bairnco's Form 10-Q for the fiscal quarter ended June 29, 2002.
Calculation of Basic and Diluted Earnings per Share for the years ended December 31, 2002, 2001 and 2000.	Exhibit 11 filed herewith.
2002 Annual Report to Stockholders.	Exhibit 13 filed herewith.

#

Description	Incorporated Herein by Reference To
Ernst & Young Preferability Letter Dated January 30, 2003 Re: Change in Actuarial Valuation Measurement Date for Pension Plans.	Exhibit 18 filed herewith.
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Certified Public Accountants.	Exhibit 23 filed herewith.
Commercial/Industrial Lease dated December 18, 2002 between The Ben-Tal Family Trust and Arlon-Viscor LTD., a Texas limited partnership.	Exhibit 99 filed herewith.

#