Form 10-Q
period 2003-04-05
BAIRNCO CORP /DE/
filed 2003-05-01
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

or

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

7,333,939 shares of Common Stock Outstanding as of April 22, 2003.

#

“Safe Harbor” Statement under the Private Securities Reform Act of 1995

Certain of the statements contained in this Quarterly Report (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements.  Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Corporation.  There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Corporation will be those anticipated by management.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2003 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; disruptions in operations due to labor disputes; the market demand and acceptance of the Corporation’s existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the impact on production output and costs from the availability of energy sources and related pricing; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis contained in its quarterly reports, the Corporation does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 5, 2003 AND MARCH 30, 2002

(Unaudited)

	2003	2002
Net Sales	$ 39,972,000	$ 36,617,000
Cost of sales	28,392,000	26,026,000
Gross Profit	11,580,000	10,591,000
Selling and administrative expenses	10,093,000	9,331,000
Operating Profit	1,487,000	1,260,000
Interest expense, net	199,000	273,000
Income before Income Taxes	1,288,000	987,000
Provision for income taxes	399,000	306,000
Net Income	$ 889,000	$ 681,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.12	$ 0.09
Diluted	$ 0.12	$ 0.09

Weighted Average Number of Shares Outstanding:
Basic	7,334,000	7,329,000
Diluted	7,336,000	7,334,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED APRIL 5, 2003 AND MARCH 30, 2002

(Unaudited)

Note 3

	2003	2002
Net income	$ 889,000	$ 681,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48,000	(140,000)
Comprehensive income	$ 937,000	$ 541,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF APRIL 5, 2003 AND DECEMBER 31, 2002

	Unaudited
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$ 746,000	$ 705,000
Accounts receivable, less allowances of $1,417,000 and $1,295,000, respectively	24,439,000	22,732,000
Inventories	26,251,000	24,882,000
Deferred income taxes	4,910,000	4,910,000
Other current assets	4,351,000	3,779,000
Total current assets	60,697,000	57,008,000

Plant and equipment, at cost	111,784,000	110,096,000
Accumulated depreciation and amortization	(74,413,000)	(72,628,000)
Plant and equipment, net	37,371,000	37,468,000
Cost in excess of net assets of purchased businesses, net	13,391,000	13,276,000
Other assets	7,463,000	7,832,000
	$ 118,922,000	$ 115,584,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,585,000	$ 1,200,000
Current maturities of long-term debt	8,250,000	7,000,000
Accounts payable	11,774,000	9,855,000
Accrued expenses	12,930,000	15,103,000
Total current liabilities	34,539,000	33,158,000
Long-term debt	20,972,000	19,547,000
Deferred income taxes	9,265,000	9,258,000
Other liabilities	2,060,000	2,105,000
Commitments and contingencies

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,371,808 shares issued	114,000	114,000
Paid-in capital	50,197,000	50,197,000
Retained earnings	35,089,000	34,567,000
Accumulated Other Comprehensive Income (Loss)-
Currency translation adjustment	1,473,000	1,425,000
Minimum pension liability adjustment, net of $24,000 tax	(42,000)	(42,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	52,086,000	51,516,000
	$ 118,922,000	$ 115,584,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED APRIL 5, 2003 AND MARCH 30, 2002

(Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net income	$ 889,000	$ 681,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	1,990,000	2,052,000
Loss (gain) on disposal of plant and equipment	31,000	(4,000)
Deferred income taxes	--	--
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(1,609,000)	233,000
(Increase) in inventories	(1,285,000)	(386,000)
(Increase) in other current assets	(570,000)	(838,000)
Increase in accounts payable	1,882,000	653,000
(Decrease) in accrued expenses	(1,845,000)	(480,000)
Other	321,000	115,000
Net cash (used in) provided by operating activities	(196,000)	2,026,000

Cash Flows from Investing Activities:
Capital expenditures	(1,918,000)	(861,000)
Proceeds from sale of plant and equipment	1,000	19,000
Payment for purchased businesses	(70,000)	(127,000)
Net cash (used in) investing activities	(1,987,000)	(969,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	359,000	(2,802,000)
Proceeds from long-term debt	3,000,000	4,500,000
Long-term debt repayments	(320,000)	(1,540,000)
Payment of dividends	(734,000)	(733,000)
Net cash provided by (used in) financing activities	2,305,000	(575,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(81,000)	(30,000)
Net increase in cash and cash equivalents	41,000	452,000
Cash and cash equivalents, beginning of period	705,000	756,000
Cash and cash equivalents, end of period	$ 746,000	$ 1,208,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APRIL 5, 2003

(Unaudited)

(1)

Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries (“Bairnco” or the “Corporation”) after the elimination of all material intercompany accounts and transactions.

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

The quarterly financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements.  The consolidated results of operations for the quarter ended April 5, 2003 are not necessarily indicative of the results of operations for the full year.

New Accounting Pronouncements:

In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement cost. The adoption of SFAS No. 143 by the Corporation, effective January 1, 2003, had no impact on the Corporation’s financial position or results of operations.

Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill will now be subject to at least an annual assessment for impairment by applying a fair-value based test. Other intangible assets will be amortized over their useful lives (other than indefinite life assets). Other intangible assets with indefinite lives will be subject to a lower of cost or market impairment test.  This annual impairment testing of goodwill and other indefinite lived intangible assets could result in more volatility in reported income, as impairment losses could occur irregularly and in varying amounts.

The Corporation used the expected present value of future cash flows for estimating the fair value of its reporting units. The adoption of SFAS No. 142 eliminated approximately $0.5 million of annual goodwill amortization expense beginning January 1, 2002.

The change in the carrying amount of cost in excess of net assets of purchased businesses (goodwill) for the quarter ended April 5, 2003 is as follows:

	Arlon Segment	Kasco Segment	Total
Balance, January 1, 2003	$ 6,381,000	$ 6,895,000	$13,276,000
Impact of contingent consideration earnout (Note 5)	70,000	--	70,000
Impact of exchange rate fluctuations on foreign goodwill	--	45,000	45,000
Balance, April 5, 2003	$ 6,451,000	$ 6,940,000	$13,391,000

Effective January 1, 2002, the Corporation adopted SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no impact on the results of operations and financial position of the Corporation for the quarters ended April 5, 2003 and March 30, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 also makes technical corrections to existing pronouncements.  The provisions of SFAS No. 145 shall be applied for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 effective January 1, 2003 had no impact on the Corporation’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Corporation adopted SFAS No. 146 effective January 1, 2003.  SFAS No. 146 would have had no impact on the financial statements for the quarter ended March 30, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides for expanded disclosures and initial recognition and measurement requirements for guarantors, and its adoption, effective January 1, 2003, had no impact on the Corporation’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses consolidation by business enterprises of variable interest entities, and its adoption, effective January 1, 2003 had no impact on the Corporation’s financial position or results of operations.

Vendor Rebates - The Corporation accounts for vendor volume rebates in accordance with the guidance of Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer for Certain Consideration Received from a Vendor. Vendor rebates or refunds of a specified amount of cash consideration that are payable only upon achieving a specified cumulative level of purchases, are accounted for as a reduction of cost of sales in the accompanying consolidated statements of operations.

(2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters ended April 5, 2003 and March 30, 2002 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters ended April 5, 2003 and March 30, 2002, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(1)

Accounting for Derivatives

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Corporation to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 should not be applied retroactively to financial statements of prior periods.

The Corporation adopted SFAS No. 133, as amended, on January 1, 2001. The impact of the implementation of SFAS No. 133 on the Corporation's results of operations and financial position for the quarters ended April 5, 2003 and March 30, 2003 was not material.

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

The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned as additional purchase price. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional Cost in Excess of $70,000 as additional purchase price for the quarter ended April 5, 2003.

(6)

Inventories

Inventories consisted of the following as of April 5, 2003 and December 31, 2002:

	2003	2002
Raw materials and supplies	$ 5,551,000	$ 5,611,000
Work in process	7,379,000	7,090,000
Finished goods	13,321,000	12,181,000
Total inventories	$ 26,251,000	$ 24,882,000

 (7)

Accrued Expenses

Accrued expenses consisted of the following as of April 5, 2003 and December 31, 2002:

	2003	2002
Salaries and wages	$ 1,426,000	$ 1,739,000
Income taxes	534,000	288,000
Insurance	3,262,000	3,367,000
Litigation	3,090,000	4,780,000
Other accrued expenses	4,618,000	4,929,000
Total accrued expenses	$ 12,930,000	$ 15,103,000

Accrued expenses-litigation: The Corporation accrues for the estimated costs to defend existing lawsuits, claims and proceedings where it is probable that it will incur such costs in the future. These non-discounted accruals are management’s best estimate of the most likely cost to defend the litigation based on discussions with counsel.  Such estimates are reviewed and evaluated in light of ongoing experiences and expectations and could substantially exceed the current best estimates which would have a material impact on the results of operations of the period in which the change in estimate was recorded. Any changes in estimates from this review process are reflected in operations currently.

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. In the third quarter of 2001, Bairnco recorded a $6,200,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2001 by $3,968,000 or approximately $0.54 per share.  An additional $4.0 million pre-tax provision for litigation costs was recorded in the fourth quarter of 2002.  After recognition of related tax benefits, the litigation provision reduced net income in 2002 by $2,640,000 or approximately $.36 per share.  The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing). Through April 5, 2003, approximately $15.8 million of the litigation reserve had been spent.  The remaining reserves are included in accrued expenses in the Corporation’s consolidated balance sheet.

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

(8)

Stock Options

The Corporation accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB No. 25”), under which no compensation expense has been recognized.  In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995.  SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans.  The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, but requires pro-forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002.

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black-Scholes model based on the following assumptions:

#

	For the Quarter Ended
	April 5, 2003	March 30, 2002
Expected Life	7.2 years	5.5 years
Volatility	27.4%	27.9%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.33%	3.31%

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters ended April 5, 2003 and March 30, 2002, respectively:

	2003	2002
Net Income:
As reported	$ 889,000	$ 681,000
Pro forma	$ 877,000	$ 669,000
Basic Earnings per Share:
As reported	$ 0.12	$ 0.09
Pro forma	$ 0.12	$ 0.09
Diluted Earnings per Share:
As reported	$ 0.12	$ 0.09
Pro forma	$ 0.12	$ 0.09

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2002 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters ended April 5, 2003 and March 30, 2002 as required under SFAS No. 131 is as follows:

	Net Sales	Operating Profit (Loss)
2003
Arlon	$ 29,555,000	$ 2,430,000
Kasco	10,417,000	5,000
Headquarters	--	(948,000)
	$ 39,972,000	$ 1,487,000

2002
Arlon	$ 28,016,000	$ 2,027,000
Kasco	8,601,000	(33,000)
Headquarters	--	(734,000)
	$ 36,617,000	$ 1,260,000

The total assets of the segments as of April 5, 2003 and December 31, 2002 are as follows:

#

	2003	2002

Arlon	$ 74,293,000	$ 71,790,000
Kasco	29,691,000	29,744,000
Headquarters	14,938,000	14,050,000
	$ 118,922,000	$ 115,584,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1, Legal Proceedings, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.

#

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2002.

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

Comparison of First Quarter 2003 to First Quarter 2002

Sales in the first quarter 2003 were $39,972,000, an increase of 9.2% from $36,617,000 in 2002. Arlon's sales were up 5.5% from last year showing improvements in its electronics, foreign graphics and industrial markets. Sales to the telecommunications market, however, were down as compared to the first and fourth quarters of 2002 reflecting the continuing softening of this market. Kasco's sales increased 21.1% as compared to the first quarter last year. Kasco’s first quarter 2003 sales reflected the increased activity generated from several significant new retail grocery chain contracts in North America as well as increased sales in Europe, Africa and Asia. Kasco’s foreign sales were also positively impacted by the currency translation effect of the weakened US dollar versus the British Pound and the Euro.

Gross profit increased 9.3% to $11,580,000 from $10,591,000 due to the increased sales.  The gross profit margin as a percent of sales increased slightly to 29.0% from 28.9%. The first quarter 2003 gross profit was negatively impacted by $213,000 of expenses related to the consolidation of Arlon’s industrial engineered coated product’s businesses.

Selling and administrative expenses increased 8.2% to $10,093,000 from $9,331,000 due to the increased sales, and to the costs of new engineering and development hires for the industrial engineered coated product’s facility in San Antonio, Texas. As a percent of sales, selling and administrative expenses decreased to 25.3% from 25.5%.

Net interest expense decreased to $199,000 in 2003 as compared to $273,000 in 2002 due to debt reductions made during 2002 from strong cash generation as well as lower average interest rates.

The effective tax rate for both the quarters ended April 5, 2003 and March 30, 2002 was 31.0%.

Net income increased 30.5% to $889,000 as compared to $681,000 in the first quarter of 2002. Diluted earnings per common share increased 33.3% to $.12 from $.09 as a result of increased earnings.

Dividend

The second quarter cash dividend of $.05 per share was paid on March 28, 2003 to stockholders of record on March 10, 2003.

Liquidity and Capital Resources

At April 5, 2003, Bairnco had working capital of $26.2 million compared to $23.9 million at December 31, 2002.  The increase in accounts receivable reflects the increased sales in the first quarter 2003 as compared to the fourth quarter of 2002.  Inventories increased as there was some inventory build for the anticipated sales increase in the second quarter which is typically the strongest sales quarter.  The increase in accounts payable reflects the increased inventories and the timing of payments.  Accrued expenses are down with the payment of legal fees.

During the first quarter of 2003 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At April 5, 2003, Bairnco’s total debt outstanding was $30,807,000 compared to $27,747,000 at the end of 2002.  The increase was driven by capital expenditures associated with the new industrial engineered coated product’s facility in San Antonio, Texas, and the increased working capital requirements.  At April 5, 2003 approximately $29.5 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  In addition, approximately $3.7 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,918,000 of capital expenditures during the first quarter of 2003. Total capital expenditures for 2003 are expected to approximate $8.0 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2003.

Litigation

In the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, it was noted that on March 14, 2003 the United States District Court for the Southern District of New York (the “Court”) granted the motions of Bairnco and other defendants for summary judgment in the Transactions Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing).  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the Court’s summary judgment ruling and also all of the Court’s earlier rulings in the case.

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 5, 2003.

Industrial Consolidation

During the first quarter 2003, the Board approved a plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal is to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The first stage of the plan, which includes the closure of our East Providence, Rhode Island facility, is expected to result in relocation, closing and new facility expenses of approximately $1.5 million plus $2.5 million of capital expenditures, to be incurred during 2003.  Through April 5, 2003, $284,000 of expenses and $1.1 million of capital expenditures had been incurred and are reflected in the accompanying financial statements. A total of 22 plant employees are expected to be terminated as a result of the plan. Through April 5, 2003, $37,000 of severance costs had been accrued and 4 plant employees had been given notice of their termination date. The accrued severance costs have been charged to cost of sales in the accompanying consolidated statement of operations for the quarter ended April 5, 2003.

Business Outlook

In the second quarter there will be increased expenses incurred in the industrial consolidation project over those recorded in the first quarter. Order input trends are erratic hence providing no clear cyclical direction. We anticipate the second quarter results will be generally in line with the same period last year.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers.

Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on April 5, 2003 would change interest expense and hence change net income of the Corporation by approximately 213,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at April 5, 2003, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended April 5, 2003.

	2003	2004	2005	Total	Fair Value
Short Term Debt	1,585	-	-	1,585	1,585
Industrial Revenue Bond (interest at 1.38%)	3,000	-	-	3,000	3,000
Long Term Debt:
Term Loan (interest ranging from 2.0625 to 2.125%)	3,750	6,000	-	9,750	9,750
Revolving line of credit (interest ranging from 2.0625% to 4.25%)	-	-	16,472	16,472	16,472

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.8% of total sales for the quarter ended April 5, 2003.  Net assets maintained in a functional currency other than U.S. dollars at April 5, 2003 were approximately 14.1% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation’s operations or net assets.

Item 4:

CONTROLS AND PROCEDURES

a)

Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit (the “Transactions Lawsuit”) brought in the United States District Court for the Southern District of New York (the “District Court”).  As set forth below, in a series of decisions now on appeal, the District Court has dismissed the Transactions Lawsuit in its entirety.

Plaintiffs in the Transactions Lawsuit effectively seek to hold Bairnco and others liable, on a variety of legal theories, for liabilities associated with asbestos-containing products manufactured by Keene Corporation ("Keene"), Bairnco’s former subsidiary.  The plaintiffs are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene.  In the Transactions Lawsuit complaint, the trustees of the KCT allege that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964.  The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO.

At the outset of the case, Bairnco and the other defendants made motions to dismiss and for summary judgment (the “threshold motions”).  In a series of decisions in 1998 and 1999, the District Court dismissed plaintiffs’ civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants’ motions for summary judgment on statute of limitations grounds.

The parties then conducted discovery.  Following the conclusion of discovery, Bairnco and the other defendants filed motions to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the transferred businesses as well as plaintiffs’ proposed expert on the business purpose of the challenged transactions.  Bairnco and the other defendants also filed motions for summary judgment, seeking dismissal of the case.  On January 28, 2003, the District Court issued a decision granting defendants’ motions to exclude plaintiffs’ experts.  On March 14, 2003, the District Court issued a decision granting all defendants’ motions for summary judgment and dismissing all remaining claims.  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the District Court’s summary judgment ruling and also all of the District Court’s earlier rulings in the case.

Keene was spun off from Bairnco in 1990, filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and emerged from Chapter 11 pursuant to a plan of reorganization approved in 1996 (the “Keene Plan”). The Keene Plan provided for the creation of the KCT, and transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT.  An injunction entered pursuant to the Keene Plan further provided that only the KCT, and no other entity, can sue Bairnco on account of damages caused by a Keene asbestos-containing product.  Therefore, although a number of other asbestos-related personal injury and property damage cases against Bairnco based on Keene’s liabilities nominally remain pending in courts around the country, the injunction bars such claims and Bairnco’s liability, if any, will be finally determined in the Transactions Lawsuit.

Bairnco also is the defendant in a separate action by the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow.  Through December 31, 2002, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  By order of the District Court entered on April 16, 2003, the NOL Lawsuit has been placed on the court's "suspense docket" - i.e., it will not be actively litigated - pending resolution of the appeal in the Transaction Lawsuit.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action by the KCT (the “Properties Lawsuit”), commenced December 8, 1998 in the United States District Court for the Southern District of New York.  Through the Properties Lawsuit, the KCT sought a declaratory judgment that it owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene’s Chapter 11 case.  In an answer and counterclaims, Bairnco and Arlon denied the KCT’s claims and requested a declaratory judgment that full title to the patents and real property in question in fact was transferred to Arlon at the time of the 1989 asset sale.  By agreement, the case between the KCT and Bairnco and Arlon was dismissed without prejudice, with the proviso that the issues raised in the Properties Lawsuit complaint would be resolved in the Transactions Lawsuit.

Management believes that Bairnco (including its subsidiaries) has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 5, 2003.

#

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 24, 2003.  Stockholders ratified management’s selection of Ernst & Young LLP as auditors for Bairnco for the 2003 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Ernst & Young LLP	6,406,172	18,063

b. Votes on Election of Directors
Luke E. Fichthorn III	6,359,581	64,654
Gerald L. DeGood	6,381,737	42,498
Charles T. Foley	6,385,681	38,554
James A. Wolf	6,384,431	39,804
William F. Yelverton	6,385,981	38,254

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended April 5, 2003 and March 30, 2002.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

DATE:  April 30, 2003

#

CERTIFICATIONS

I, Luke E. Fichthorn, III, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Bairnco Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this quarterly report of Bairnco Corporation on form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report of Bairnco Corporation on form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Bairnco Corporation for the period ended April 5, 2003.

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

April 5, 2003

#