Form 10-Q
period 2003-07-05
BAIRNCO CORP /DE/
filed 2003-08-06
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

or

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

7,472,939 shares of Common Stock Outstanding as of July 28, 2003.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED JULY 5, 2003 AND JUNE 29, 2002

(Unaudited)

	2003	2002
Net Sales	$ 38,294,000	$ 41,632,000
Cost of sales	27,815,000	29,315,000
Gross Profit	10,479,000	12,317,000
Selling and administrative expenses	9,463,000	10,264,000
Operating Profit	1,016,000	2,053,000
Interest expense, net	174,000	279,000
Income before Income Taxes	842,000	1,774,000
Provision for income taxes	261,000	550,000
Net Income	$ 581,000	$ 1,224,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.08	$ 0.17
Diluted	$ 0.08	$ 0.17

Weighted Average Number of Shares Outstanding:
Basic	7,435,000	7,330,000
Diluted	7,452,000	7,336,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 5, 2003 AND JUNE 29, 2002

(Unaudited)

	2003	2002
Net Sales	$ 78,266,000	$ 78,249,000
Cost of sales	56,207,000	55,341,000
Gross Profit	22,059,000	22,908,000
Selling and administrative expenses	19,556,000	19,595,000
Operating Profit	2,503,000	3,313,000
Interest expense, net	373,000	552,000
Income before Income Taxes	2,130,000	2,761,000
Provision for income taxes	660,000	856,000
Net Income	$ 1,470,000	$ 1,905,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.20	$ 0.26
Diluted	$ 0.20	$ 0.26

Weighted Average Number of Shares Outstanding:
Basic	7,392,000	7,329,000
Diluted	7,400,000	7,335,000

Dividends per Share of Common Stock	$ 0.10	$ 0.10

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JULY 5, 2003 AND JUNE 29, 2002

(Unaudited)

Note 3

	2003	2002
Net income	$ 581,000	$ 1,224,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	687,000	748,000
Comprehensive income	$ 1,268,000	$ 1,972,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 5, 2003 AND JUNE 29, 2002

(Unaudited)

Note 3

	2003	2002
Net income	$ 1,470,000	$ 1,905,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	735,000	608,000
Comprehensive income	$ 2,205,000	$ 2,513,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JULY 5, 2003 AND DECEMBER 31, 2002

	Unaudited
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$ 961,000	$ 705,000
Accounts receivable, less allowances of $1,436,000 and $1,295,000, respectively	24,040,000	22,732,000
Inventories	25,875,000	24,882,000
Deferred income taxes	4,229,000	4,910,000
Other current assets	4,259,000	3,779,000
Total current assets	59,364,000	57,008,000

Plant and equipment, at cost	114,927,000	110,096,000
Accumulated depreciation and amortization	(76,623,000)	(72,628,000)
Plant and equipment, net	38,304,000	37,468,000
Cost in excess of net assets of purchased businesses, net	14,192,000	13,276,000
Other assets	7,125,000	7,832,000
	$ 118,985,000	$ 115,584,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,116,000	$ 1,200,000
Current maturities of long-term debt	5,600,000	7,000,000
Accounts payable	10,580,000	9,855,000
Accrued expenses	12,357,000	15,103,000
Total current liabilities	29,653,000	33,158,000
Long-term debt	25,264,000	19,547,000
Deferred income taxes	8,958,000	9,258,000
Other liabilities	2,065,000	2,105,000
Commitments and contingencies

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, 30,000,000 shares authorized, 11,510,808 shares issued	121,000	114,000
Paid-in capital	50,898,000	50,197,000
Retained earnings	35,297,000	34,567,000
Unearned Compensation	(644,000)
Accumulated Other Comprehensive Income (Loss)-
Currency translation adjustment	2,160,000	1,425,000
Minimum pension liability adjustment, net of $24,000 tax	(42,000)	(42,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	53,045,000	51,516,000
	$ 118,985,000	$ 115,584,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 5, 2003 AND JUNE 29, 2002

(Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net income	$ 1,470,000	$ 1,905,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	4,021,000	4,157,000
Loss (gain) on disposal of plant and equipment	10,000	(13,000)
Deferred income taxes	356,000	1,800,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(862,000)	(984,000)
(Increase) decrease in inventories	(558,000)	476,000
(Increase) in other current assets	(454,000)	(916,000)
Increase in accounts payable	539,000	528,000
(Decrease) in accrued expenses	(2,562,000)	(923,000)
Other	680,000	182,000
Net cash provided by operating activities	2,640,000	6,212,000

Cash Flows from Investing Activities:
Capital expenditures	(3,702,000)	(1,970,000)
Proceeds from sale of plant and equipment	47,000	50,000
Payment for purchased businesses	(1,828,000)	(127,000)
Net cash (used in) investing activities	(5,483,000)	(2,047,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(2,825,000)	(3,571,000)
Proceeds from long-term debt	10,414,000	5,500,000
Long-term debt repayments	(3,500,000)	(4,582,000)
Payment of dividends	(1,107,000)	(1,099,000)
Exercise of stock options	30,000	25,000
Net cash provided by (used in) financing activities	3,012,000	(3,727,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	87,000	64,000
Net increase in cash and cash equivalents	256,000	502,000
Cash and cash equivalents, beginning of period	705,000	756,000
Cash and cash equivalents, end of period	$ 961,000	$ 1,258,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JULY 5, 2003

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

The quarterly financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements.  The consolidated results of operations for the quarter and six month period ended July 5, 2003 are not necessarily indicative of the results of operations for the full year.

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

Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 provides for the non-amortization of goodwill.  Goodwill is now subject to at least an annual assessment for impairment, performed on January 1st of each year, by applying a fair-value based test. Other intangible assets are amortized over their useful lives (other than indefinite life assets). Other intangible assets with indefinite lives are subject to a lower of cost or market impairment test.  Annual impairment testing of goodwill, and other indefinite lived intangible assets could result in more volatility in reported income, as impairment losses could occur irregularly and in varying amounts.

The Corporation used the expected present value of future cash flows for estimating the fair value of its reporting units. The adoption of SFAS No. 142 eliminated approximately $0.5 million of annual goodwill amortization expense beginning January 1, 2002.

The change in the carrying amount of cost in excess of net assets of purchased businesses (goodwill) for the six month period ended July 5, 2003 is as follows:

	Arlon Segment	Kasco Segment	Total
Balance, January 1, 2003	$ 6,381,000	$ 6,895,000	$13,276,000
Impact of contingent consideration earnout (Note 5)	297,000	--	297,000
Impact of MOX-TapeÒ acquisition	472,000		472,000
Impact of exchange rate fluctuations on foreign goodwill	--	147,000	147,000
Balance, July 5, 2003	$ 7,150,000	$ 7,042,000	$14,192,000

Effective January 1, 2002, the Corporation adopted SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting impairment model be used for long-lived assets to be held and used and to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no impact on the results of operations and financial position of the Corporation for the six month periods ended July 5, 2003 and June 29, 2002.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Corporation adopted SFAS No. 146 effective January 1, 2003.  SFAS No. 146 would have had no impact on the financial statements for the quarter and six month period ended June 29, 2002.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the Corporation’s financial position or results of operations.

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

(2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and six-month periods ended July 5, 2003 and June 29, 2002 are included as Exhibit 11.1  and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and six-month periods ended July 5, 2003 and June 29, 2002, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(1)

Accounting for Derivatives

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 is expected to have no impact on the Corporation’s financial position or results of operations.

#

(5)

Acquisitions

Viscor:

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

The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $297,000 as a result of contingent consideration earned during the six-month period ended July 5, 2003.

MOX-TapeÒ:

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant.  The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over the next four years. The purchase price was allocated to the assets acquired based on the fair market value of the assets at the date of acquisition.  Based on the preliminary purchase price allocation, the purchase price exceeded the fair value of net assets acquired by approximately $0.5 million.  Pro forma earnings for the six months ended July 5, 2003, including the MOX-TapeÒ product line, were not material to the Corporation.

(6)

Inventories

Inventories consisted of the following as of July 5, 2003 and December 31, 2002:

	2003	2002
Raw materials and supplies	$ 5,507,000	$ 5,611,000
Work in process	7,275,000	7,090,000
Finished goods	13,093,000	12,181,000
Total inventories	$ 25,875,000	$ 24,882,000

#

 (7)

Accrued Expenses

Accrued expenses consisted of the following as of July 5, 2003 and December 31, 2002:

	2003	2002
Salaries and wages	$ 1,596,000	$ 1,739,000
Income taxes	271,000	288,000
Insurance	2,913,000	3,367,000
Litigation	2,701,000	4,780,000
Other accrued expenses	4,876,000	4,929,000
Total accrued expenses	$ 12,357,000	$ 15,103,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. In the third quarter of 2001, Bairnco recorded a $6,200,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2001 by $3,968,000 or approximately $0.54 per share.  An additional $4.0 million pre-tax provision for litigation costs was recorded in the fourth quarter of 2002.  After recognition of related tax benefits, the litigation provision reduced net income in 2002 by $2,640,000 or approximately $.36 per share.  The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing). Through July 5, 2003, approximately $17.2 million of the litigation reserve had been spent.  The remaining reserves are included in accrued expenses in the Corporation’s consolidated balance sheet.

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

Stock Incentive Plan

Stock Options:

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black-Scholes model based on the following assumptions:

	For the Quarter Ended
	July 5, 2003	June 29, 2002
Expected Life	7.3 years	5.5 years
Volatility	27.5%	27.9%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.33%	3.31%

#

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and six-month periods ended July 5, 2003 and June 29, 2002, respectively:

	Quarter Ended July 5, 2003	Quarter Ended June 29, 2002	Six Months Ended July 5, 2003	Six Months Ended June 29, 2003
Net Income:
As reported	$ 581,000	$ 1,224,000	$ 1,470,000	$ 1,905,000
Pro forma	$ 569,000	$ 1,213,000	$ 1,446,000	$ 1,882,000
Basic Earnings per Share:
As reported	$ 0.08	$ 0.17	$ 0.20	$ 0.26
Pro forma	$ 0.08	$ 0.17	$ 0.20	$ 0.26
Diluted Earnings per Share:
As reported	$ 0.08	$ 0.17	$ 0.20	$ 0.26
Pro forma	$ 0.08	$ 0.17	$ 0.20	$ 0.26

Restricted Stock Award Program:

During the second quarter 2003, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), the Corporation established a restricted stock award program under the Bairnco Corporation 2000 Stock Incentive Plan. The program provides long-term incentive rewards to key members of the senior management team to further ensure their retention as employees and the linkage of their performance to the long-term performance of the Corporation. Under this new program, the Committee granted 133,000 shares of restricted stock to officers and several key senior management members during the second quarter. Under the terms of the restricted stock agreements, each employee must remain employed by the Corporation for a period of 5 years from the date of grant in order for the restricted stock to vest and the restrictions to be lifted. If employment is terminated prior to vesting for any reason other than death, disability or retirement, all restricted stock shall be forfeited immediately and returned to the Corporation.

#

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2002 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and six-month periods ended July 5, 2003 and June 29, 2002 as required under SFAS No. 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
July 5, 2003
Arlon	$ 28,487,000	$ 1,800,000	$ 58,042,000	$ 4,225,000
Kasco	9,807,000	67,000	20,224,000	102,000
Headquarters	--	(851,000)	--	(1,824,000)
	$ 38,294,000	$ 1,016,000	$ 78,266,000	$ 2,503,000

June 29, 2002
Arlon	$ 32,263,000	$ 3,099,000	$ 60,279,000	$ 5,126,000
Kasco	9,369,000	37,000	17,970,000	4,000
Headquarters	--	(1,083,000)	--	(1,817,000)
	$ 41,632,000	$ 2,053,000	$ 78,249,000	$ 3,313,000

#

The total assets of the segments as of July 5, 2003 and December 31, 2002 are as follows:

	2003	2002

Arlon	$ 74,871,000	$ 71,790,000
Kasco	29,949,000	29,744,000
Headquarters	14,165,000	14,050,000
	$ 118,985,000	$ 115,584,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed more fully in Note 7 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1, Legal Proceedings, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.

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

Comparison of Second Quarter 2003 to Second Quarter 2002

Sales in the second quarter 2003 were $38,294,000, a decrease of 8.0% from $41,632,000 in 2002.  Arlon's sales were down 11.7% from last year.  There were widespread and varying declines in all markets served, with the most significant decreases in Arlon’s sales resulting from the continued softening in the wireless telecommunications and domestic graphics markets.  Kasco's sales increased 4.7% as compared to the second quarter last year. The increase was totally as a result of the positive impact on Kasco’s foreign sales of the currency translation effect of the weakened US dollar versus the British Pound and the Euro. Kasco’s North American sales were flat with the second quarter 2002.

Gross profits decreased 14.9% to $10,479,000 from $12,317,000 due to the reduced sales, even lower production volumes to reduce inventories, and selected reduced pricing to meet individual competitive actions.  Compared to 2002, gross profits were also negatively impacted by $455,000 of expenses associated with the consolidation of Arlon’s industrial engineered coated product’s businesses. The gross profit margin as a percent of sales decreased to 27.4% from 29.6%.

Selling and administrative expenses decreased 7.8% to $9,463,000 from $10,264,000 as the Corporation continues to manage its expenses down in light of reduced sales. As a percent of sales, selling and administrative expenses were 24.7% in both 2003 and 2002.

Interest expense decreased to $174,000 in 2003 as compared to $279,000 in 2002 due to lower average outstanding debt and lower average interest rates in the second quarter 2003 versus 2002.

The effective tax rate for both the quarters ended July 5, 2003 and June 29, 2002 was 31.0%.

Net income decreased 52.5% to $581,000 as compared to $1,224,000 in the second quarter of 2002. Diluted earnings per common share decreased 52.9% to $.08 from $.17 as a result of decreased earnings.

During the second quarter of 2003, further productivity improvement and cost reduction programs were implemented at Kasco and Arlon which should begin to positively impact the results of operations in the third quarter of 2003.

Comparison of First Six Months 2003 to First Six Months 2002

Sales for the first half of 2003 were up slightly to $78,266,000 from $78,249,000 in 2002 as Kasco’s sales increased from the impact of the weakened US dollar.

Gross profit decreased 3.7% to $22,059,000 from $22,908,000 in the first half of 2002 due primarily to reduced Arlon sales and $668,000 of expenses associated with the consolidation of Arlon’s industrial engineered coated product’s businesses.  The gross profit margin as a percent of sales decreased to 28.2% from 29.3%.

Selling and administrative expenses decreased slightly from $19,595,000 to $19,556,000 and includes costs for new engineering and development hires related to the new industrial engineered coated product’s facility in San Antonio, Texas.  As a percent of sales, selling and administrative expenses was 25.0% in both 2003 and 2002.

Net interest expense decreased to $373,000 as compared to $552,000 in the first half of 2002 due to debt reductions and lower average interest rates.

Net income decreased 22.8% to $1,470,000 from $1,905,000 and diluted earnings per common share decreased 23.1% to $.20 from $.26 in 2002.

Dividend

The second quarter cash dividend of $.05 per share was paid on June 27, 2003 to stockholders of record on June 9, 2003.

Restricted Stock Award Program

During the second quarter 2003, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), the Corporation established a restricted stock award program under the Bairnco Corporation 2000 Stock Incentive Plan. The program provides long-term incentive rewards to key members of the senior management team to further ensure their retention as employees and the linkage of their performance to the long-term performance of the Corporation. Under this new program, the Committee granted 133,000 shares of restricted stock to officers and several key senior management members during the second quarter. Under the terms of the restricted stock agreements, each employee must remain employed by the Corporation for a period of 5 years from the date of grant in order for the restricted stock to vest and the restrictions to be lifted. If employment is terminated prior to vesting for any reason other than death, disability or retirement, all restricted stock shall be forfeited immediately and returned to the Corporation.

Liquidity and Capital Resources

At July 5, 2003, Bairnco had working capital of $29.7 million compared to $23.9 million at December 31, 2002.  The increase in accounts receivable reflects the increased sales during the latter half of the second quarter 2003 versus that of the fourth quarter 2002.  Inventories increased as there was some inventory build for the anticipated sales increase in the second quarter, typically the strongest sales quarter, which did not occur.  Accrued expenses are down with the payment of legal fees and the fourth quarter 2002 dividend which was accrued at yearend and paid during the first quarter 2003.

During the first six months of 2003 Bairnco repurchased no shares of its common stock on the open market. The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.

At July 5, 2003, Bairnco’s total debt outstanding was $31,980,000 compared to $27,747,000 at the end of 2002.  The increase was driven by capital expenditures associated with the new industrial engineered coated product’s facility in San Antonio, Texas, and the acquisition of the MOX-TapeÒ product line.  At July 5, 2003 approximately $24.0 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  In addition, approximately $4.5 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,784,000 of capital expenditures during the second quarter of 2003 bringing the total capital expenditures for the first half of 2003 to $3,702,000. Total capital expenditures for 2003 are expected to approximate $6.5 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2003.

Acquisition

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant. The acquisition expands Arlon’s self-fusing silicone tapes product line with the addition of the reinforced tapes. The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over the next four years.

Litigation

In the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, it was noted that on March 14, 2003 the United States District Court for the Southern District of New York (the “Court”) granted the motions of Bairnco and other defendants for summary judgment in the Transactions Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing).  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the Court’s summary judgment ruling and also all of the Court’s earlier rulings in the case. The  appellate court has set a schedule, subject to adjustment, that calls for the appeal to be fully briefed and heard by the court not sooner than mid-November 2003.

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 5, 2003.

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

For the second quarter $356,000 of relocation and closing expenses were incurred plus $784,000 of capital expenditures were made in connection with the plan. For the first half of 2003, $640,000 of relocation and closing expenses were incurred plus $1,783,000 million of capital expenditures were made in connection with the plan.  In addition to the relocation and closing expenses, there were ongoing operating expenses incurred at the new facility of $203,000 during the second quarter of 2003. A total of 22 plant employees are expected to be terminated as a result of the plan. Through July 5, 2003, $37,000 of severance costs had been accrued and 4 plant employees had been given notice of their termination date. The accrued severance costs were charged to cost of sales in the consolidated statement of operations during the first quarter ended April 5, 2003.

Business Outlook

No recovery is expected in the wireless communications market for the remainder of 2003.  Other served markets are expected to move with the U.S. industrial economy. Management expects new products and applications to start to make positive contributions during the third quarter 2003.  The US dollar is not expected to strengthen.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow the businesses and meet the needs of our customers.  During the second quarter of 2003, the Corporation implemented several additional productivity improvement and cost reduction programs at Kasco and Arlon which should begin to positively impact the results of operations in the third quarter of 2003.

The industrial engineered coated products plant consolidation program and attendant expenses will continue in the third quarter and are expected to be in the range of $400,000 to $500,000 plus an additional $750,000 of capital related expenditures.

Contrary to historical seasonal patterns, at this point third quarter results are expected to show an improvement over the second quarter just ended.

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

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on July 5, 2003 would change interest expense and hence change net income of the Corporation by approximately $221,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at July 5, 2003, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended July 5, 2003.

	2003	2004	2005	2006	Total	Fair Value
Short Term Debt	1,116	-	-	-	1,116	1,116
Note Payable (zero-interest)	100	100	100	100	400	376
Long Term Debt:
Term Loan (interest at 2.50%)	2,500	6,000	-		8,500	8,500
Revolving line of credit (interest ranging from 2.1875% to 3.3125%)	-	-	21,988		21,988	21,988

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.3% and 19.1%, respectively, of total sales for the quarter and six-month period ended July 5, 2003.  Net assets maintained in a functional currency other than U.S. dollars at July 5, 2003 were approximately 15.0% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation’s operations or net assets.

Item 4:

CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including our CEO and CAO, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the foregoing limitations, we believe that our Disclosure Controls and Internal Controls provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

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

The parties then conducted discovery.  Following the conclusion of discovery, Bairnco and the other defendants filed motions to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the transferred businesses as well as plaintiffs’ proposed expert on the business purpose of the challenged transactions.  Bairnco and the other defendants also filed motions for summary judgment, seeking dismissal of the case.  On January 28, 2003, the District Court issued a decision granting defendants’ motions to exclude plaintiffs’ experts.  On March 14, 2003, the District Court issued a decision granting all defendants’ motions for summary judgment and dismissing all remaining claims.  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the District Court’s summary judgment ruling and also all of the District Court’s earlier rulings in the case. The  appellate court has set a schedule, subject to adjustment, that calls for the appeal to be fully briefed and heard by the court not sooner than mid-November 2003.

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

Bairnco also is the defendant in a separate action by the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow.  Through July 5, 2003, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  By order of the District Court entered on April 16, 2003, the NOL Lawsuit has been placed on the court's "suspense docket" - i.e., it will not be actively litigated - pending resolution of the appeal in the Transaction Lawsuit.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 5, 2003.

#

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of 2003.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 5, 2003 and June 29, 2002.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 5, 2003 and June 29, 2002.

Exhibit 31.1 – Certification of Luke E. Fichthorn III pursuant to Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 31.2 – Certification of Lawrence C. Maingot pursuant to Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 32.1 – Certification of Luke E. Fichthorn III pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 32.2 – Certification of Lawrence C. Maingot pursuant to Section 906 of the Sarbanes-Oxley act of 2002

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

DATE:  July 31, 2003

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

July 5, 2003

#