Form 10-Q
period 2003-10-04
BAIRNCO CORP /DE/
filed 2003-11-10
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

or

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

7,474,605 shares of Common Stock Outstanding as of October 30, 2003.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 4, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

	2003	2002
Net Sales	$ 37,295,000	$ 38,252,000
Cost of sales	26,910,000	26,824,000
Gross Profit	10,385,000	11,428,000
Selling and administrative expenses	9,325,000	9,616,000
Operating Profit	1,060,000	1,812,000
Interest expense, net	205,000	241,000
Income before Income Taxes	855,000	1,571,000
Provision for income taxes	265,000	487,000
Net Income	$ 590,000	$ 1,084,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.08	$ 0.15
Diluted	$ 0.08	$ 0.15

Weighted Average Number of Shares Outstanding:
Basic	7,474,000	7,334,000
Diluted	7,517,000	7,343,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 4, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

	2003	2002
Net Sales	$ 115,561,000	$ 116,501,000
Cost of sales	83,117,000	82,165,000
Gross Profit	32,444,000	34,336,000
Selling and administrative expenses	28,881,000	29,211,000
Operating Profit	3,563,000	5,125,000
Interest expense, net	578,000	793,000
Income before Income Taxes	2,985,000	4,332,000
Provision for income taxes	925,000	1,343,000
Net Income	$ 2,060,000	$ 2,989,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.28	$ 0.41
Diluted	$ 0.28	$ 0.41

Weighted Average Number of Shares Outstanding:
Basic	7,416,000	7,331,000
Diluted	7,432,000	7,337,000

Dividends per Share of Common Stock	$ 0.15	$ 0.15

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED OCTOBER 4, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

Note 3

	2003	2002
Net income	$ 590,000	$ 1,084,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21,000	(26,000)
Comprehensive income	$ 611,000	$ 1,058,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED OCTOBER 4, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

Note 3

	2003	2002
Net income	$ 2,060,000	$ 2,989,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	756,000	582,000
Comprehensive income	$ 2,816,000	$ 3,571,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF OCTOBER 4, 2003 AND DECEMBER 31, 2002

	2003 (Unaudited)	2002
ASSETS
Current Assets:
Cash and cash equivalents	$ 874,000	$ 705,000
Accounts receivable, less allowances of $1,366,000 and $1,295,000, respectively	23,222,000	22,732,000
Inventories	25,771,000	24,882,000
Deferred income taxes	4,230,000	4,910,000
Other current assets	3,177,000	3,779,000
Total current assets	57,274,000	57,008,000

Plant and equipment, at cost	114,170,000	110,096,000
Accumulated depreciation and amortization	(77,121,000)	(72,628,000)
Plant and equipment, net	37,049,000	37,468,000
Cost in excess of net assets of purchased businesses, net	14,183,000	13,276,000
Other assets	6,854,000	7,832,000
	115,360,000	$ 115,584,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,389,000	$ 1,200,000
Current maturities of long-term debt	3,350,000	7,000,000
Accounts payable	10,189,000	9,855,000
Accrued expenses	12,456,000	15,103,000
Total current liabilities	27,384,000	33,158,000
Long-term debt	24,810,000	19,547,000
Deferred income taxes	7,778,000	9,258,000
Other liabilities	2,062,000	2,105,000
Commitments and contingencies	--	--

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,512,474 and 11,371,808 shares issued, respectively; 7,474,605 and 7,333,939 shares outstanding, respectively	115,000	114,000
Paid-in capital	50,912,000	50,197,000
Retained earnings	35,515,000	34,567,000
Unearned Compensation	(610,000)	--
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,181,000	1,425,000
Minimum pension liability adjustment, net of $24,000 tax	(42,000)	(42,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	53,326,000	51,516,000
	$ 115,360,000	$ 115,584,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 4, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net income	$2,060,000	$ 2,989,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	5,861,000	6,128,000
Loss on disposal of plant and equipment	128,000	73,000
Deferred income taxes	(826,000)	1,795,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(29,000)	1,041,000
(Increase) decrease in inventories	(435,000)	82,000
Decrease (increase) in other current assets	627,000	(799,000)
Increase in accounts payable	147,000	542,000
(Decrease) in accrued expenses	(2,474,000)	(513,000)
Other	1,036,000	72,000
Net cash provided by operating activities	6,095,000	11,410,000

Cash Flows from Investing Activities:
Capital expenditures	(4,491,000)	(2,968,000)
Proceeds from sale of plant and equipment	49,000	64,000
Payment for purchased businesses	(1,815,000)	(266,000)
Net cash (used in) investing activities	(6,257,000)	(3,170,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(2,424,000)	(3,804,000)
Proceeds from long-term debt	14,827,000	8,500,000
Long-term debt repayments	(10,750,000)	(11,156,000)
Payment of dividends	(1,478,000)	(1,465,000)
Purchase of treasury stock	--	(9,000)
Exercise of stock options	38,000	34,000
Net cash provided by (used in) financing activities	213,000	(7,900,000)
Effect of foreign currency exchange rate changes on cash and cash equivalents	118,000	102,000
Net increase in cash and cash equivalents	169,000	442,000
Cash and cash equivalents, beginning of period	705,000	756,000
Cash and cash equivalents, end of period	$ 874,000	$ 1,198,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

OCTOBER 4, 2003

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

The quarterly financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements.  The consolidated results of operations for the quarter and nine month period ended October 4, 2003 are not necessarily indicative of the results of operations for the full year.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Corporation adopted SFAS No. 146 effective January 1, 2003.  SFAS No. 146 would have had no impact on the financial statements for the quarter and nine month period ended September 28, 2002.

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

(2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and nine-month periods ended October 4, 2003 and September 28, 2002 are included as Exhibit 11.1  and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options.

#

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and nine-month periods ended October 4, 2003 and September 28, 2002, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

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

(5)

Acquisitions

Viscor:

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $284,000 as a result of contingent consideration earned during the nine-month period ended October 4, 2003.

MOX-TapeÒ:

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant.  The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over the next four years. The purchase price was allocated to the assets acquired based on the fair market value of the assets at the date of acquisition.  Based on the preliminary purchase price allocation, the purchase price exceeded the fair value of net assets acquired by approximately $0.5 million.  Pro forma earnings for the quarter and nine months ended October 4, 2003 including the MOX-TapeÒ product line, were not material to the Corporation.

(6)

Inventories

Inventories consisted of the following as of October 4, 2003 and December 31, 2002:

	2003	2002
Raw materials and supplies	$ 5,542,000	$ 5,611,000
Work in process	6,969,000	7,090,000
Finished goods	13,260,000	12,181,000
Total inventories	$ 25,771,000	$ 24,882,000

 (7)

Accrued Expenses

Accrued expenses consisted of the following as of October 4, 2003 and December 31, 2002:

	2003	2002
Salaries and wages	$ 1,701,000	$ 1,739,000
Income taxes	474,000	288,000
Insurance	2,867,000	3,367,000
Litigation	2,546,000	4,780,000
Other accrued expenses	4,868,000	4,929,000
Total accrued expenses	$ 12,456,000	$ 15,103,000

Accrued expenses-litigation: The Corporation accrues for the estimated costs to defend existing lawsuits, claims and proceedings where it is probable that it will incur such costs in the future. These non-discounted accruals are management’s best estimate of the most likely cost to defend the litigation based on discussions with counsel.  Such estimates are reviewed and evaluated in light of ongoing experiences and expectations. Future estimates could substantially exceed the current best estimates which would have a material impact on the results of operations of the period in which the change in estimate was recorded. Any changes in estimates from this review process are reflected in operations currently.

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. In the third quarter of 2001, Bairnco recorded a $6,200,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2001 by $3,968,000 or approximately $0.54 per share.  An additional $4.0 million pre-tax provision for litigation costs was recorded in the fourth quarter of 2002.  After recognition of related tax benefits, the litigation provision reduced net income in 2002 by $2,640,000 or approximately $.36 per share.  The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing). Through October 4, 2003, approximately $17.3 million of the litigation reserve had been spent.  The remaining reserves are included in accrued expenses in the Corporation’s consolidated balance sheet.

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

#

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black-Scholes model based on the following assumptions:

	For the Quarter Ended
	October 4, 2003	September 28, 2002
Expected Life	7.1 years	5.5 years
Volatility	27.6%	27.9%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.33%	3.31%

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and nine-month periods ended October 4, 2003 and September 28, 2002, respectively:

	Quarter Ended Oct. 4, 2003	Quarter Ended Sep. 28, 2002	Nine Months Ended Oct. 4, 2003	Nine Months Ended Sep. 28, 2003
Net Income:
As reported	$ 590,000	$ 1,084,000	$ 2,060,000	$ 2,989,000
Pro forma	$ 578,000	$ 1,073,000	$ 2,024,000	$ 2,955,000
Basic Earnings per Share:
As reported	$ 0.08	$ 0.15	$ 0.28	$ 0.41
Pro forma	$ 0.08	$ 0.15	$ 0.27	$ 0.40
Diluted Earnings per Share:
As reported	$ 0.08	$ 0.15	$ 0.28	$ 0.41
Pro forma	$ 0.08	$ 0.15	$ 0.27	$ 0.40

Restricted Stock Award Program:

During the second quarter 2003, the Compensation Committee of the Board of Directors (the “Committee”), approved a restricted stock award program under the Bairnco Corporation 2000 Stock Incentive Plan. The program provides long-term incentive rewards to key members of the senior management team to further ensure their retention as employees and the linkage of their performance to the long-term performance of the Corporation. Under this new program, the Committee granted 133,000 shares of restricted stock to officers and three key senior management members during the second quarter. Under the terms of the restricted stock agreements, each employee must remain employed by the Corporation for a period of 5 years from the date of grant in order for the restricted stock to vest and the restrictions to be lifted. If employment is terminated prior to vesting for any reason other than death, disability or retirement, all restricted stock shall be forfeited immediately and returned to the Corporation.

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2002 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and nine-month periods ended October 4, 2003 and September 28, 2002 as required under SFAS No. 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
October 4, 2003
Arlon	$ 27,971,000	$ 1,789,000	$ 86,013,000	$ 6,014,000
Kasco	9,324,000	47,000	29,548,000	124,000
Headquarters	--	(712,000)	--	(2,511,000)
	$ 37,295,000	$ 1,124,000	$115,561,000	$ 3,627,000

September 28, 2002
Arlon	$ 29,530,000	$ 2,675,000	$ 89,809,000	$ 7,801,000
Kasco	8,722,000	(26,000)	26,692,000	(22,000)
Headquarters	--	(837,000)	--	(2,654,000)
	$ 38,252,000	$ 1,812,000	$ 116,501,000	$ 5,125,000

The total assets of the segments as of October 4, 2003 and December 31, 2002 are as follows:

	2003	2002

Arlon	$ 73,532,000	$ 71,790,000
Kasco	29,277,000	29,744,000
Headquarters	12,551,000	14,050,000
	$ 115,360,000	$ 115,584,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed more fully in Note 7 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1, Legal Proceedings, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.  Management of Bairnco believes that the disposition of these legal actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 4, 2003.

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

Comparison of Third Quarter 2003 to Third Quarter 2002

Sales in the third quarter 2003 were $37,295,000, a decrease of 2.5% from $38,252,000 in 2002. Arlon's sales decreased 5.3% from last year due primarily to the continued weakness in its electronics and wireless telecommunications markets. Kasco's sales increased 6.9% as compared to the third quarter last year. The increase was due primarily to the increase in Kasco’s North American sales from strong service, repair and equipment sales. The positive impact on Kasco’s operating results from the currency translation effect of the weakened US dollar versus the British Pound and the Euro was offset by the unfavorable impact on meat consumption of an unseasonably hot European summer.

Gross profit decreased 9.1% to $10,385,000 from $11,428,000 due to lower sales, reduced production volumes and the $0.5 million of consolidation and startup expenses of Arlon’s industrial engineered coated products businesses. The gross profit margin as a percent of sales decreased to 27.8% from 29.9%.

Selling and administrative expenses decreased 3.0% to $9,325,000 from $9,616,000 as expenses were reduced with lower sales.  As a percent of sales, selling and administrative expenses decreased slightly to 25.0% from 25.1%.

Net interest expense decreased to $205,000 in 2003 as compared to $241,000 in 2002 due to lower average interest rates in the third quarter 2003 versus 2002.

Net income decreased 45.6% to $590,000 as compared to $1,084,000 in the third quarter of 2002.  Diluted earnings per common share decreased to $.08 from $.15. No shares were repurchased on the open market during the third quarter of 2003.

Comparison of First Nine Months 2003 to First Nine Months 2002

Sales for the first nine months of 2003 decreased 0.8% to $115,561,000 from $116,501,000 in 2002.  Arlon’s sales were down 4.2% in 2003 with reduced sales to its electronics, wireless telecommunications and graphics markets. Kasco’s sales increased 10.7% as its North American sales improved in the third quarter and the positive impact on Kasco’s foreign sales of the currency translation effect of the weakened US dollar versus the British Pound and the Euro.

Gross profit decreased 5.5% to $32,444,000 from $34,336,000 in the first nine months of 2002 due primarily to reduced Arlon sales, the impact of lower production volumes and $1.1 million of consolidation and startup expenses associated with Arlon’s industrial engineered coated product’s businesses. The gross profit margin as a percent of sales decreased to 28.1% from 29.5%.

Selling and administrative expenses decreased from $29,211,000 to $28,881,000, which includes costs for new engineering and development hires related to the new industrial engineered coated product’s facility in San Antonio, Texas.  As a percent of sales, selling and administrative expenses decreased slightly to 25.0% in 2003 from 25.1% in 2002.

Net interest expense decreased to $578,000 as compared to $793,000 in the first nine months of 2002 due to debt reductions and lower average interest rates.

Net income decreased 31.1% to $2,060,000 from $2,989,000 and diluted earnings per common share decreased 31.7% to $.28 from $.41 in 2002.

Dividend

The third quarter cash dividend of $.05 per share was paid on September 25, 2003 to stockholders of record on September 2, 2003.

Restricted Stock Award Program

During the second quarter 2003, the Compensation Committee of the Board of Directors (the “Committee”), approved a restricted stock award program under the Bairnco Corporation 2000 Stock Incentive Plan. The program provides long-term incentive rewards to key members of the senior management team to further ensure their retention as employees and the linkage of their performance to the long-term performance of the Corporation. Under this new program, the Committee granted 133,000 shares of restricted stock to officers and three key senior management members during the second quarter. Under the terms of the restricted stock agreements, each employee must remain employed by the Corporation for a period of 5 years from the date of grant in order for the restricted stock to vest and the restrictions to be lifted. If employment is terminated prior to vesting for any reason other than death, disability or retirement, all restricted stock shall be forfeited immediately and returned to the Corporation.

Liquidity and Capital Resources

At October 4, 2003, Bairnco had working capital of $29.9 million compared to $23.9 million at December 31, 2002.  The decrease in short-term debt is due to a $3.0 million prepayment on the current portion of Bairnco’s term loan which matures at the end of 2004.  Accrued expenses are down with the payment of legal fees during 2003 and the fourth quarter 2002 dividend which was accrued at December 31, 2002 and paid during the first quarter 2003.

The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.  During the first nine months of 2003 Bairnco repurchased no shares of its common stock on the open market.

At October 4, 2003, Bairnco’s total debt outstanding was $29,549,000 compared to $27,747,000 at the end of 2002.  The increase was primarily due to capital expenditures associated with the new industrial engineered coated product’s facility in San Antonio, Texas, and the acquisition of the MOX-TapeÒ product line.  At October 4, 2003, approximately $21.6 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  In addition, approximately $4.2 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $789,000 of capital expenditures during the third quarter of 2003 bringing the total capital expenditures for the first nine months of 2003 to $4,491,000, including approximately $2.0 million associated with the industrial consolidation. Total capital expenditures for 2003 are expected to approximate $6.5 million.

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

Litigation

In the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, it was noted that on March 14, 2003 the United States District Court for the Southern District of New York (the “Court”) granted the motions of Bairnco and other defendants for summary judgment in the Transactions Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing).  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the Court’s summary judgment ruling and also all of the Court’s earlier rulings in the case. The  appellate court has set a schedule, subject to adjustment, that calls for the appeal to be fully briefed by February 2, 2004 and heard by the Court of Appeals not sooner than March 15, 2004. In their opening brief, dated October 21, 2003 plaintiffs indicated that they would pursue their appeal as to certain issues including the dismissal of the fraudulent conveyance claims, the statute of limitations rulings and the exclusion of the valuation experts - but would not pursue their appeal as to certain other issues, including the dismissal of the RICO claims and the exclusion of the expert on business purpose.

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 4, 2003.

Industrial Consolidation

During the first quarter 2003, the Board approved a plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal is to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The first stage of the plan, which includes the closure of our East Providence, Rhode Island facility, is expected to result in relocation, closing and new facility startup expenses of approximately $1.6 million plus $2.5 million of capital expenditures, to be incurred during 2003.

For the third quarter approximately $0.5 million of consolidation and startup expenses were incurred plus $0.2 million of capital expenditures were made in connection with the plan. Year to date consolidation and startup expenses were approximately $1.1 million plus $2.0 million of capital expenditures were made in connection with the plan.  Through October 4, 2003, $37,000 of severance costs had been accrued and 4 plant employees had been given notice of their termination date. The severance costs were charged to cost of sales in the consolidated statement of operations during the first quarter ended April 5, 2003. A total of 19 plant employees are expected to be terminated as a result of the plan.

Business Outlook

Several electronics markets including military, computers and communications are showing slight improvements from a very low level. Excess capacity continues to cause price competition. Other served markets are expected to move with the U.S. industrial economy. We expect new products and applications to continue making positive contributions during the fourth quarter.  The US dollar is not expected to strengthen.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers. During the second quarter of 2003, the Corporation implemented several additional productivity improvement and cost reduction programs at Kasco and Arlon which will continue to positively impact the results of operations.

The industrial engineered coated products plant consolidation program and attendant expenses will continue in the fourth quarter and are expected to be in the range of $500,000 to $600,000 plus an additional $500,000 of capital related expenditures.

At this point the fourth quarter results are expected to remain flat with the third quarter just ended. Bairnco management plans to continue managing all spending and investments prudently to balance the need for short-term profitability and cash generation while supporting the long-term growth of its businesses.

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

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on October 4, 2003 would change interest expense and hence change net income of the Corporation by approximately $204,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at October 4, 2003, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended October 4, 2003.

	2003	2004	2005	2006	2007	Total	Fair Value
Short Term Debt	1,389	-	-	-	-	1,389	1,389
Note Payable (zero-interest)		100	100	100	100	400	376
Long Term Debt:
Term Loan (interest ranging from 2.3125% to 2.25%)	1,250	2,000	-	-	-	3,250	3,250
Revolving line of credit (interest ranging from 2.25% to 4.25%)	-	-	24,534	-	-	24,534	24,534

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.1% and 18.8%, respectively, of total sales for the quarter and nine-month period ended October 4, 2003.  Net assets maintained in a functional currency other than U.S. dollars at October 4, 2003 were approximately 14.8% of total net assets. The effects of changes in foreign currency exchange rates have not historically been significant to the Corporation’s operations or net assets.

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

The parties then conducted discovery.  Following the conclusion of discovery, Bairnco and the other defendants filed motions to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the transferred businesses as well as plaintiffs’ proposed expert on the business purpose of the challenged transactions.  Bairnco and the other defendants also filed motions for summary judgment, seeking dismissal of the case.  On January 28, 2003, the District Court issued a decision granting defendants’ motions to exclude plaintiffs’ experts.  On March 14, 2003, the District Court issued a decision granting all defendants’ motions for summary judgment and dismissing all remaining claims.  On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  The notice of appeal references both the final judgment entered based on the District Court’s summary judgment ruling and also all of the District Court’s earlier rulings in the case. The  appellate court has set a schedule, subject to adjustment, that calls for the appeal to be fully briefed by February 2, 2004 and heard by the Court of Appeals not sooner than March 15, 2004. In their opening brief, dated October 21, 2003 plaintiffs indicated that they would pursue their appeal as to certain issues including the dismissal of the fraudulent conveyance claims, the statute of limitations rulings and the exclusion of the valuation experts - but would not pursue their appeal as to certain other issues, including the dismissal of the RICO claims and the exclusion of the expert on business purpose.

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

Bairnco also is the defendant in a separate action by the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which the KCT seeks the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the KCT became the plaintiff in the lawsuit and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, any refunds actually received are to be placed in escrow.  Through October 4, 2003, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  By order of the District Court entered on April 16, 2003, the NOL Lawsuit has been placed on the court's "suspense docket" - i.e., it will not be actively litigated - pending resolution of the appeal in the Transaction Lawsuit.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of October 4, 2003.

#

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2003.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended October 4, 2003 and September 28, 2002.

Exhibit 11.2 - Calculation of Basic and Diluted Earnings per Share for the Nine Months ended October 4, 2003 and September 28, 2002.

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

DATE:  November 10, 2003

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

October 4, 2003

#