Form 10-K
period 2003-12-31
BAIRNCO CORP /DE/
filed 2004-03-19
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

On July 5, 2003, the aggregate market value of the Registrant's voting stock held by non-affiliates was $43,454,833.

On March 10, 2004, there were 7,476,605 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2003.  Part III incorporates information by reference from the Proxy Statement dated March 17, 2004 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 22, 2004.

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

Bairnco operates two core businesses – Arlon and Kasco. Arlon businesses design, manufacture, and sell engineered materials and components for the electronic, industrial and commercial markets. These products are based on common technologies in coating, laminating, polymers, and dispersion chemistry. Kasco is a leading provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; restaurants; meat, poultry and fish processing plants; and manufacturers and distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.

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

In 2003 the Board of Directors approved a plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal is to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The first stage of the consolidation began in 2003 and approximately $1.7 million of consolidation and startup expenses were incurred plus $2.6 million of capital expenditures were made.  During 2004, an additional $1.0 million of consolidation expenses and $1.0 million of capital expenditures are expected to be incurred with the final closure and transfer of equipment of the East Providence, Rhode Island facility.

During the second quarter of 2003, Arlon, Inc. purchased the MOX-Tape® brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., of Hastings, Michigan.  The business was moved to Arlon’s Bear, Delaware plant.  MOX-Tape® products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility, and power generation markets.  The acquisition expands Arlon’s self-fusing silicone tapes product line with the addition of the reinforced tapes.  Arlon is a leader in semi-cured and uncured precision-calendered silicone, silicone-coated fabrics, and silicone self-fusing tapes.

At December 31, 2003, Bairnco employed 761 persons including 16 headquarters personnel. Bairnco's operations occupy approximately 892,000 square feet of factory and office space at its principal locations. There is an additional 21,000 square feet of leased space used as field warehouses throughout North America.

b. & c.

Financial Information about Industry Segments and Narrative Description of Business

Bairnco Corporation is a diversified multinational company that operates two businesses. Arlon’s two segments are Electronic Materials and Coated Materials which design, manufacture and sell products under the Arlon brand identity to electronic, industrial and commercial markets.  Arlon products are based on common technologies in coating, laminating, polymers and dispersion chemistry.  Replacement Products and Services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe.  Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills.  In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries.

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 37 through 39 and on pages 4 through 7 of Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.  This information should be read in conjunction with the "Financial History" set forth under “Item 6. SELECTED FINANCIAL DATA” of this filing, and "Management's Discussion and Analysis" set forth on pages 10 through 16 of Bairnco's 2003 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed under "Item 2. PROPERTIES" of this filing.

#

ARLON ELECTRONIC MATERIALS SEGMENT

Description of Business

Arlon Electronic Materials’ principal products include high performance materials for the printed circuit board industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon is known worldwide as a premier supplier of high technology materials to the printed circuit board (PCB) industry.  These products are marketed principally to PCB manufacturers and original equipment manufacturers (OEM’s) by a direct technical sales force as well as distributors in the US, and through distributors and manufacturer’s representatives in Europe and Asia-Pacific, supported by direct technical sales specialists. Arlon’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as, other high performance thermoset laminates. These materials are used in demanding commercial and military market applications including high density interconnect (HDI), surface mount technology (SMT), heat sink bonding, semiconductor testing, wireless communications and microvia PCB's. The microwave and RF product area offers fluoropolymers (i.e. PTFE), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems (PCS), high frequency military electronics, microwave antennas and base stations. These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone rubber bagging materials for producing composite parts; silicone rubber insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone rubber materials  for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone sheet adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards.

Competition

There are numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation’s.

Competition for Arlon's products varies by product line and type of customer.  Competition for established lines is usually based on one or more elements such as lead time, price, product performance, or technical support and customer service. It may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, as well as the development of materials for new applications.  As an example, for some high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of specified standards can be the critical competitive element.  In addition, Arlon sells a significant portion of its circuit board materials into the Far East and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

Arlon products are marketed by company sales personnel, as well as outside sales representatives and distributors in North and South America, Europe, the Far East and other international markets.

Raw Materials and Purchased Parts

The essential raw materials used in Arlon Electronic Materials are silicone rubber, fiberglass cloth, pigments, copper foil, aluminum and inconel foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon™ or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, other thermoset resins, and various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in Arlon Electronic Materials’ products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a "sole source" basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure can take several months or longer and could therefore interrupt production if the primary raw material source was lost unexpectedly. Current suppliers are located in the United States, Asia, and Europe.

Patents and Trademarks

The Corporation owns patents and several registered trademarks under which certain Arlon Electronic Materials’ products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

#

ARLON COATED MATERIALS SEGMENT

Description of Business

Arlon Coated Materials’ principal products include adhesive coated cast and calendered vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

Arlon specialty graphic films are marketed under the Arlon, CalonÒ and MII™ brand names and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. Arlon also manufactures laminated vinyl fabrics for corporate identity programs. These products are marketed under the Signtechâ brand name and complement the CalonÒ specialty graphic films.

Arlon manufactures and markets custom-engineered laminates and coated products. Typical applications include insulating foam tapes for thermopane windows, specialty flexible circuit materials, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, durable printing stock, transfer adhesives used in industrial assembly, and single and double-coated foam and film tapes and other custom engineered laminates for specific industrial applications.

Competition

There are numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation’s.

Competition varies by product line and type of customer.  While competition for established lines is usually based on one or more of lead time, price, product performance, or technical support and customer service, it may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, and materials for the new applications.

Distribution

Arlon Coated Materials’ products are marketed by company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, the Far East and several other international markets.

Raw Materials and Purchased Parts

The essential raw materials used by Arlon Coated Materials include pigments, copper foil, aluminum foil, polyethylene foam and various plastic films, calendered vinyl, special papers and release liners, vinyl resins, various adhesives and solvents, and various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in Arlon Coated Material's products that are purchased from chemical companies and are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a "sole source" basis although alternative sources could be developed in the future if necessary.  However, the qualification procedure can take from several months to an extended period of time and could therefore interrupt production if the primary raw material source was lost unexpectedly. Current suppliers are located in the United States, Asia, and Europe.

Patents and Trademarks

The Corporation owns several registered trademarks under which certain Arlon Coated Materials’ products are sold. The Corporation does not believe that the loss of any or all of these trademarks would have a material adverse effect on this segment.

#

KASCO REPLACEMENT PRODUCTS AND SERVICES SEGMENT

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

Kasco has a significant distribution network that reaches over 20,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia.  Kasco’s distribution network is made up of corporate-direct salesmen, route salesmen, field technicians, and distributors who have in-depth knowledge of the local markets and each customer’s needs.

During 2003, Atlantic Services UK and Bertram & Graf completed their manufacturing consolidation, which led to cost savings and quality gains.  Biro France completed a restructuring program to improve operating and distribution costs and to improve customer service, which included streamlining their staff and relocating their distribution and service headquarters to a modern facility near Charles de Gaulle airport.  Kasco North America opened a new manufacturing facility in Matamoros, Mexico, and relocated a portion of the St. Louis manufacturing to the new facility.  In addition, Kasco North America made significant capital investment into CNC equipment at the St. Louis factory to further improve manufacturing cost and quality of key product lines. The Kasco business is well positioned globally from a manufacturing cost basis, customer service, and product quality basis going into 2004.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation and the supermarkets’ shift to “Case Ready” product offerings.  Kasco does not expect to see any real improvement in the market environment in 2004.  The reported occurrence of a single “mad cow” case in the US during December 2003 could have a negative impact on the US beef market in 2004 if more cases are discovered.  During 2004, Kasco North America will continue to diversify and grow its repair services business and butcher supplies distribution business to avoid being too concentrated on the band-saw blade product line for revenue generation.  Globally, Kasco will continue to invest in manufacturing productivity projects to further improve our cost position and product quality.

Raw Materials and Purchased Supplies

High quality carbon steel and stainless steel are the principal raw materials used in the manufacture of band saw blades; they are purchased from multiple domestic and international suppliers. Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan. Equipment, replacement parts, and supplies are purchased from a number of manufacturers and distributors in Asia, the United States, and Europe.  In France and Canada, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers. All of the raw materials and purchased products utilized by this segment have been readily available throughout this last year.

Patents and Trademarks

The Corporation has a number of US and foreign mechanical patents related to several of the products manufactured and sold by Kasco, as well as a number of design patents and registered trademarks.  The Corporation does not believe, however, that the loss of any or all of those patents would have a material adverse effect on this segment.

FOREIGN OPERATIONS

The Corporation has foreign operations located in Canada, the United Kingdom, France and Germany.  Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 37 through 39 of Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2003, 2002 and 2001 were approximately $37,668,000, $38,720,000 and $41,536,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

#

Item 2.

PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	913,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Electronic Materials

Bear, DE	135,000	Owned
Rancho Cucamonga, CA	80,000	Owned

Arlon Coated Materials

Dallas, TX	75,000	Leased (Expires 2005)
East Providence, RI	60,000	Owned
San Antonio, TX	96,000	Leased (Expires 2008)
San Antonio, TX	16,000	Leased (Expires 2007)
Santa Ana, CA	124,000	Leased (Expires 2008)
San Antonio, TX	139,000	Leased (Expires 2012)

Kasco Replacement Products and Services

Gwent, Wales, UK	25,000	Owned
Montreal, Canada	9,000	Leased (Expires 2005)
Pansdorf, Germany	18,000	Owned
Paris, France	26,000	Leased (Expires 2006)
St. Louis, MO	78,000	Owned
Field Warehouses:
42 locations in North America	21,000	Leased

Item 3.

LEGAL PROCEEDINGS

Bairnco and its subsidiaries are among the defendants in a lawsuit (the “Transactions Lawsuit”) brought in the United States District Court for the Southern District of New York (the “District Court”).  As set forth below, in a series of decisions now on appeal, the District Court has dismissed the Transactions Lawsuit in its entirety, and that dismissal has been appealed.

Plaintiffs in the Transactions Lawsuit effectively seek to hold Bairnco (and other defendants) liable, on a variety of legal theories, for liabilities associated with asbestos-containing products manufactured by Keene Corporation ("Keene"), Bairnco’s former subsidiary.  The plaintiffs are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene.  In the Transactions Lawsuit complaint, the trustees of the KCT allege that certain sales of assets by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964.  The complaint seeks compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO.

At the outset of the case, Bairnco and the other defendants made motions to dismiss and for summary judgment (the “threshold motions”).  In a series of decisions in 1998 and 1999, the District Court dismissed plaintiffs’ civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants’ motions for summary judgment on statute of limitations grounds.

The parties then conducted discovery.  Following the conclusion of discovery, Bairnco and the other defendants filed motions to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the businesses sold by Keene as well as plaintiffs’ proposed expert on the business purpose of the challenged transactions.  Bairnco and the other defendants also filed motions for summary judgment, seeking dismissal of the case.  On January 28, 2003, the District Court issued a decision granting defendants’ motions to exclude plaintiffs’ experts.  On March 14, 2003, the District Court issued a decision granting all defendants’ motions for summary judgment and dismissing all remaining claims.

On April 14, 2003, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.  Plaintiffs are pursuing their appeal from the final judgment and from certain of the District Court’s rulings, including the dismissal of the fraudulent conveyance claims, the statute of limitations rulings and the exclusion of plaintiffs’ valuation experts. Plaintiffs are not pursuing their appeal from some of the District Court’s rulings, including the dismissal of the RICO claims and the exclusion of plaintiffs’ expert on business purpose.  The briefing of the appeal concluded on February 2, 2004, and argument of the appeal is expected to take place in late March or early April 2004.

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

Bairnco also is the defendant in a separate action by the trustees of the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which plaintiffs seek for the KCT the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco. (As with the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the trustees of the KCT became the plaintiffs and the lawsuit was moved from the Bankruptcy Court to the District Court.) Pending resolution of the NOL Lawsuit, the NOL Refunds that have been received have been held in escrow. Through December 31, 2003 approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  By order of the District Court entered on April 16, 2003, the NOL Lawsuit has been placed on the court's "suspense docket" - i.e., it will not be actively litigated - pending resolution of the appeal in the Transaction Lawsuit.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action by the KCT (the “Properties Lawsuit”), commenced on December 8, 1998 in the United States District Court for the Southern District of New York.  In the Properties Lawsuit, plaintiffs sought a declaratory judgment that the KCT owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene’s Chapter 11 case.  In an answer and counterclaims, Bairnco and Arlon denied these claims and requested a declaratory judgment that full title to the patents and real property in question in fact had been transferred to Arlon at the time of its 1989 purchase of assets from Keene.  By agreement, the claims asserted against Bairnco and Arlon in the Properties Lawsuit were dismissed without prejudice, with the proviso that the issues raised in the Properties Lawsuit complaint would be resolved in the Transactions Lawsuit.

Management believes that Bairnco (including its subsidiaries) has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other actions. Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of December 31, 2003.

Item 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (62)

Mr. Fichthorn has served as Chairman of Bairnco since May 23, 1990, and on December 18, 1991, became Chief Executive Officer of Bairnco.  For over twenty-five years, Mr. Fichthorn has been a private investment banker and partner of Twain Associates, a private investment banking and consulting firm.  Mr. Fichthorn served as a director of Keene Corporation, a former subsidiary of Bairnco Corporation from August 1969 until May 1981, and became a director of Bairnco in January 1981.  Mr. Fichthorn is also a director of Florida Rock Industries, Inc. and Patriot Transportation Holding, Inc., neither of which is affiliated with Bairnco.

Larry D. Smith (54)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities.  Most recently, Mr. Smith was Vice President Human Resources for Emerson’s Therm-O-Disc, Inc. division in Mansfield, Ohio.

Lawrence C. Maingot (44)

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

#

PART II

Item 5.

MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. & c.    Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 17 of Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.  Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ.  Data on dividends paid is included in the Consolidated Statements of Operations on page 19 of Bairnco's 2003 Annual Report to Stockholders, which is incorporated herein by reference. The quarterly cash dividend has remained constant at $0.05 per share during 2003 and 2002.  The Board continues to review the dividend on a quarterly basis.

b.   The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2003 was 992.

#

Item 6.

SELECTED FINANCIAL DATA

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included in Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference. The balance sheet data as of December 31, 2003 and 2002 and the statement of operations data for the fiscal years ended December 31, 2003 and 2002 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, independent certified public accountants. The balance sheet data as of December 31, 2001, 2000 and 1999 and the statements of operations data for the fiscal years ended December 31, 2001, 2000 and 1999 were derived from the consolidated financial statements and notes thereto that were audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.

		2003	2002	2001	2000	1999
Summary of Operations ($ in thousands)
Net sales		$152,696	154,354	160,369	187,513	168,881
Gross profit		$42,871	44,991	46,535	60,556	55,147
Selling and administrative expenses		$38,248	38,189	39,140	44,012	40,145
Provision for litigation costs		$--	4,000	6,200	1,000	--
Operating profit		$4,623	2,802	1,195	15,544	15,002
Interest expense, net		$768	1,005	2,486	3,481	2,104
Income (loss) before income taxes		$3,855	1,797	(1,291)	12,063	12,898
Provision (benefit) for income taxes		$1,206	436	(983)	3,830	4,257
Net income (loss)		$2,649	1,361	(308)	8,233	8,641
Return from operations on:
Net sales	%	1.7	0.9	(0.2)	4.4	5.1
Average stockholders’ investment	%	5.0	2.7	(0.6)	15.9	18.0
Average capital employed	%	3.7	2.4	1.3	10.8	11.9

Yearend Position ($ in thousands)
Working capital		$32,573	23,850	25,801	34,926	33,256
Working capital as a % of sales	%	21.3	15.5	16.1	18.6	19.7
Plant and equipment, net		$36,476	37,468	42,602	47,341	39,682
Total assets		$118,229	115,584	118,255	135,769	119,145
Total debt		$31,833	27,747	33,584	46,190	31,283
Stockholders’ investment		$54,298	51,516	50,018	52,709	50,167
Capital employed		$86,131	79,263	83,602	98,899	81,450

Per Common Share Data
Basic earnings (loss) per share		$0.36	0.19	(0.04)	1.09	1.08
Diluted earnings (loss) per share		$0.36	0.19	(0.04)	1.09	1.08
Cash dividend		$0.20	0.20	0.20	0.20	0.20
Stockholders’ investment		$7.35	7.02	6.82	7.21	6.43
Market price:
High		$7.1500	6.1000	8.4000	8.0000	8.0000
Low		$4.6500	4.6900	5.1500	6.0625	4.6250

Other Data (in thousands)
Depreciation and amortization		$7,797	8,113	9,082	9,097	7,365
Capital expenditures		$5,664	3,811	3,081	6,388	5,670
Weighted average common shares outstanding		7,338	7,332	7,321	7,567	7,965
Weighted average diluted common shares outstanding		7,391	7,337	7,321	7,678	8,038

Current ratio		2.3	1.7	1.8	2.0	2.1
Number of registered common stockholders at yearend		992	1,066	1,148	1,246	1,356
Average number of employees		755	789	841	926	820
Sales per employee		$202,250	195,600	190,700	202,500	205,950

#

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 16 of Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations results primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point increase (decrease) in market rates in effect on December 31, 2003 would increase (decrease) interest expense and hence reduce (increase) the net income of the Corporation by approximately $220,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2003, categorized by type of instrument and by year of maturity.  There have been no changes in market risk factors for the year ended December 31, 2003.

(In Thousands)	2004	2005	2006	2007	Total	Fair Value

Short Term Debt	$1,875	$ --	$ --	$ --	$1,875	$1,875
Long Term Debt:
Term Loan (interest at 2.3125%)	2,000	--	--	--	2,000	2,000
Revolving line of credit (interest ranging from 2.3125% to 2.375%)	--	27,392	--	--	27,392	27,392
Note Payable	100	100	100	100	400	382
Foreign Loan Facility	73	74	37	--	184	184

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.2% of total sales.  Net assets maintained in a functional currency other than U.S. dollars at December 31, 2003 were approximately 15.3% of total net assets. The translation effect of changes in foreign currency exchange rates has not historically been significant.  At December 31, 2003, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during 2003, would have resulted in an increase of revenues by $2.6 million, and an increase of operating profit by $75,000.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

The Corporation’s French Kasco operation has forward exchange rate contracts used to cover trade payable needs for forecasted US and UK purchases. The Corporation recognized $191,000 in exchange rate losses in 2003 and $80,000 in exchange rate losses in 2002 on open forward exchange rate contracts.

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years.  Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 19 through 40 and the "Quarterly Results of Operations (Unaudited)" on page 17 of Bairnco's 2003 Annual Report to Stockholders which is incorporated herein by reference.  Financial Statement Schedules are included in Part IV of this filing.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

#

Item 9A.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors and the audit committee of Bairnco is included in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

See the information regarding executive officers of the Corporation on page 14 of this Annual Report on Form 10-K.

On January 29, 2004, the Board of Directors of Bairnco Corporation (the “Board”) adopted the Financial Code of Ethical Conduct, which applies to the Corporation’s Chief Executive Officer and the chief financial officer, the other financial officers and other financial managers.  The Financial Code of Ethical Conduct is posted on the Corporation’s internet site at www.bairnco.com.

The Board has determined that the Corporation has at least one audit committee financial expert serving on its audit committee.  Gerald L. DeGood, Chairman of the Audit Committee, qualifies as an audit committee financial expert and is an independent member of the Board.  Mr. DeGood meets the independence requirements as set forth in the Exchange Act Section 10A(m)(3).

Item 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

#

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees charged for professional audit services rendered by Ernst & Young LLP for the audit of the Corporation’s financial statements for the years ended December 31, 2003 and 2002, and fees billed by Ernst & Young for other services during those years.  Certain amounts for 2002 have been reclassified to conform to the current year presentation.

	2003	2002
Audit fees (1)	$160,100	$140,000
Audit related fees (2)	13,700	13,000
Tax fees (3)	32,500	7,500
All other fees	--	--
Total	$206,300	$160,500

(1)

Audit fees consisted of audit work (including the tax accrual review) performed in connection with the preparation of the quarterly and year end financial statements, European statutory audits and review of documents filed with the SEC.

(2)

Audit related fees consisted of audits of employee benefit plans.

(3)

Tax fees consisted of assistance related to tax compliance and reporting.

Pre-Approval of Audit & Non-Audit Services – Under the Corporation’s Audit Committee Charter, the Audit Committee of the Board of Directors (“Audit Committee”) is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Corporation by the independent auditor, subject to de-minimus exceptions for non-audit services described under Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to the completion of the engagement, provided that such services had not been recognized as non-audit services at the time of the engagement.

All pre-approvals must take place in advance of the services within a period not to exceed three months prior to the start of the engagement. The proposals submitted by the independent accountant to the Audit Committee for pre-approval must be specific as to the type of service and provide detail of the scope of work and fee estimate, including out-of-pocket expenses. The proposals must include detailed back-up documentation regarding the specific services to be provided. Any expected change in the audit scope or related fees from the pre-approved amounts will also require pre-approval in advance of the additional work.

The Committee may form and delegate authority to subcommittees consisting of one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permissible non-audit services, provided that decisions of such subcommittees to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting. The Committee will not delegate to management any of the Committee’s responsibilities related to pre-approval of audit and permissible non-audit services.

The Audit Committee pre-approved all audit services, audit related services and tax review and compliance services for the Corporation by Ernst & Young during 2003.

#

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)

1.  Financial Statements

Included in the 2003 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

·

Report of Independent Certified Public Accountants;

·

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001;

·

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001;

·

Consolidated Balance Sheets as of December 31, 2003 and 2002;

·

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001;

·

Consolidated Statements of Stockholders' Investment for the years ended December 31, 2003, 2002 and 2001;

·

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

·

Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001:

Schedule II - Valuation and Qualifying Accounts on page 25 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3.  See Index to Exhibits on pages 28 through 30 of this Annual Report on Form 10-K.

b)

Reports on Form 8-K – Third Quarter 2003 press release dated October 28, 2003.

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance				Balance
Year Ended	Beginning				End
December 31,	Of Year	Expenses	Deductions (a)	Other (b)	Of Year
2003
Reserve for
Doubtful Accounts	$1,295,000	$ 371,000	$ (308,000)	$ --	$1,358,000

2002
Reserve for
Doubtful Accounts	$2,698,000	$1,296,000	$(2,699,000)	$ --	$1,295,000

2001
Reserve for
Doubtful Accounts	$1,717,000	$1,447,000	$ (536,000)	$ 70,000	$2,698,000

(a)

Actual charges incurred in connection with the purpose for which the reserves were established.

(b)

Additions to the reserve from acquisition.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: March 18, 2004	By: /s/ Lawrence C. Maingot
Lawrence C. Maingot
Corporate Controller
(Chief Accounting Officer)

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

 /s/ Luke E. Fichthorn III

Luke E. Fichthorn III

Chairman and CEO

 /s/ Gerald L. DeGood

Gerald L. DeGood

Director, Chairman of the Audit Committee

 /s/ Charles T. Foley

Charles T. Foley

Director

 /s/ James A. Wolf

James A. Wolf

Director

 /s/ William F. Yelverton

William F. Yelverton

Director

 /s/ Lawrence C. Maingot

Lawrence C. Maingot

Corporate Controller

(Chief Accounting Officer)

#

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Exhibit 3 to Bairnco’s Current Report on Form 8-K dated February 24, 2000.

#

Description	Incorporated Herein by Reference To
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc. as successor to Keene Corporation.	Exhibit 99 to Bairnco's Form 10-Q for the fiscal quarter ended June 29, 2002.
Ernst & Young Preferability Letter Dated January 30, 2003 Re: Change in Actuarial Valuation Measurement Date for Pension Plans.	Exhibit 18 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
Commercial/Industrial Lease dated December 18, 2002 between The Ben-Tal Family Trust and Arlon-Viscor LTD., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
Calculation of Basic and Diluted Earnings per Share for the years ended December 31, 2003, 2002 and 2001.	Exhibit 11 filed herewith.
2003 Annual Report to Stockholders.	Exhibit 13 filed herewith.
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Certified Public Accountants.	Exhibit 23 filed herewith.
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1 filed herewith.
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2 filed herewith
Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 filed herewith.

#

Description	Incorporated Herein by Reference To
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 filed herewith.
First Lease Renewal Agreement, dated February 15, 2003, between Arlon Signtech Ltd, a Texas limited partnership and RAM Global, Ltd., a Texas limited partnership.	Exhibit 99 filed herewith.

#