Form 10-K/A
period 2003-12-31
BAIRNCO CORP /DE/
filed 2004-04-06
CIK 350750

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Ownership and Management

The following table sets forth information as of December 31, 2003, regarding the beneficial ownership of Bairnco Common Stock by the only persons known to Bairnco to be the beneficial owners of more than 5% of Bairnco's issued and outstanding Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Issued and Outstanding Common Stock on December 31, 2003

Marvin Schwartz 605 Third Avenue New York, NY 10158	922,800	12.35%

FMR Corp. 82 Devonshire Street Boston, MA 02109	900,900	12.05%

Steel Partners II, L.P. 150 East 52d Street New York, NY 10022	572,600	7.66%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue Santa Monica, CA 90401	495,400	6.63%

Neuberger Berman, LLC 605 Third Avenue New York, NY 10158	489,900	6.55%

The Company has retained the services of Neuberger Berman, LLC to serve as investment manager with respect to a portion of the assets in the Bairnco Corporation Retirement Plan.  Neuberger Berman, LLC is a registered investment advisor under the Investment Advisors Act of 1940 and serves as investment advisor to numerous individuals and retirement plans.  Fees payable under this arrangement are customary for these services.

The following table presents information regarding beneficial ownership of Bairnco Common Stock by each member of the Board of Directors, each nominee for election as a director, each of the executive officers of Bairnco named in the summary compensation table below and by all directors and executive officers of Bairnco as a group, as of December 31, 2003.

Name of Individual or Group	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Issued and Outstanding Common Stock on December 31, 2003
Luke E. Fichthorn III	362,748(1)	5.31%
Gerald L. DeGood	500	(8)
Charles T. Foley	255,682(2)	3.42%
Lawrence C. Maingot	17,314(3)	(8)
Larry D. Smith	38,814(4)	(8)
James A. Wolf	4,667(5)	(8)
William F. Yelverton	38,735(6)	(8)
All executive officers and directors as a group (7 persons)	718,460(7)	9.61%

_____________

(1)

Includes 2,000 shares owned by Mrs. Fichthorn and 1,500 shares owned by two trusts of which Mr. Fichthorn is a co-trustee.  Mr. Fichthorn disclaims beneficial ownership of these shares.  Also includes shares that would be issued upon exercise of 166,667 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 42,000 restricted shares granted under the 2000 Bairnco Stock Option Plan.

(2)

Includes shares that would be issued upon the exercise of 8,001 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 2,001 vested unexercised stock options granted under the 2000 Bairnco Stock Option Plan.

(3)

Mr. Maingot indirectly owns 1,564 shares through ownership in trust under the Bairnco Corporation 401(k) Savings Plan.  Also includes shares that would be issued upon the exercise of 3,375 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 375 vested unexercised stock options and 12,000 restricted shares under the 2000 Bairnco Stock Option Plan.

(4)

Mr. Smith indirectly owns 1,814 shares through ownership in trust under the Bairnco Corporation 401(k) Savings Plan.  Also includes shares that would be issued upon exercise of 20,000 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 17,000 restricted shares granted under the 2000 Bairnco Stock Option Plan.

(5)

Includes shares that would be issued upon the exercise of 3,667 vested unexercised stock options under the 2000 Bairnco Stock Option Plan.

(6)

Includes shares that would be issued upon the exercise of 9,334 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 2,001 vested unexercised stock options granted under the 2000 Bairnco Stock Option Plan.

(7)

Includes a total of 3,500 shares owned by the wives, children or in trusts or custodial accounts for relatives of executive officers or directors but as to which each executive officer or director, respectively, disclaims beneficial ownership.  Also includes shares that would be issued upon the exercise of 207,377 vested unexercised stock options granted under the 1990 Bairnco Stock Option Plan and 8,004 vested unexercised stock options and 71,000 restricted shares granted under the 2000 Bairnco Stock Option Plan.

(8)

The percentage of shares owned by such executive officer or director does not exceed 1% of the issued and outstanding Bairnco Common Stock.

Equity Compensation Plan Information

The following table summarizes certain information concerning the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders *	486,560	$6.04	454,600
Equity compensation plans not approved by security holders	--	--	--
Total	486,560	$6.04	454,600

*   The Company may grant performance share awards, restricted stock awards and other similar types of share awards under the Bairnco Corporation 2000 Stock Incentive Plan. As of December 31, 2003, there are 133,000 shares of restricted stock issued and outstanding under this plan.