Form 10-Q
period 2004-04-03
BAIRNCO CORP /DE/
filed 2004-04-23
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

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

7,477,605 shares of Common Stock Outstanding as of April 21, 2004.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2004 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; renegotiation of the Corporation’s Credit Agreement; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the market demand and acceptance of the Corporation’s existing and new products; disruptions in operations due to labor disputes; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the impact on production output and costs from the availability of energy sources and related pricing; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 3, 2004 AND APRIL 5, 2003

(Unaudited)

	2004	2003
Net Sales	$ 42,577,000	$ 39,972,000
Cost of sales	29,880,000	28,392,000
Gross Profit	12,697,000	11,580,000
Selling and administrative expenses	10,564,000	10,093,000
Operating Profit	2,133,000	1,487,000
Interest expense, net	202,000	199,000
Income before Income Taxes	1,931,000	1,288,000
Provision for income taxes	676,000	399,000
Net Income	$ 1,255,000	$ 889,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.17	$ 0.12
Diluted	$ 0.17	$ 0.12

Weighted Average Number of Shares Outstanding:
Basic	7,342,000	7,334,000
Diluted	7,431,000	7,336,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED APRIL 3, 2004 AND APRIL 5, 2003

(Unaudited)

Note 3

	2004	2003
Net income	$ 1,255,000	$ 889,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(107,000)	48,000
Comprehensive income	$ 1,148,000	$ 937,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF APRIL 3, 2004 AND DECEMBER 31, 2003

	2004 (Unaudited)	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,224,000	$ 796,000
Accounts receivable, less allowances of $1,499,000 and $1,358,000, respectively	26,973,000	23,511,000
Inventories	26,424,000	25,516,000
Deferred income taxes	4,585,000	4,585,000
Other current assets	3,064,000	3,288,000
Total current assets	62,270,000	57,696,000

Plant and equipment, at cost	116,343,000	115,738,000
Accumulated depreciation and amortization	(80,966,000)	(79,262,000)
Plant and equipment, net	35,377,000	36,476,000
Cost in excess of net assets of purchased businesses, net	14,341,000	14,360,000
Other assets	9,264,000	9,697,000
	$ 121,252,000	$ 118,229,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,052,000	$ 1,875,000
Current maturities of long-term debt	29,926,000	2,173,000
Accounts payable	12,557,000	10,159,000
Accrued expenses	11,209,000	10,916,000
Total current liabilities	54,744,000	25,123,000
Long-term debt	374,000	27,785,000
Deferred income taxes	10,016,000	10,017,000
Other liabilities	999,000	1,006,000
Commitments and contingencies	--	--

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,515,474 and 11,512,474 shares issued, respectively; 7,477,605 and 7,474,605 shares outstanding, respectively	115,000	115,000
Paid-in capital	50,926,000	50,912,000
Retained earnings	36,610,000	35,729,000
Unearned Compensation	(543,000)	(576,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,811,000	2,918,000
Minimum pension liability adjustment, net of $31,000 tax	(55,000)	(55,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	55,119,000	54,298,000
	$ 121,252,000	$ 118,229,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED APRIL 3, 2004 AND APRIL 5, 2003

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net income	$1,255,000	$ 889,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	2,005,000	1,990,000
Loss on disposal of plant and equipment	55,000	31,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(3,588,000)	(1,609,000)
(Increase) in inventories	(1,029,000)	(1,285,000)
Decrease (increase) in other current assets	218,000	(570,000)
Increase in accounts payable	2,475,000	1,882,000
Increase (decrease) in accrued expenses	707,000	(1,845,000)
Other	416,000	321,000
Net cash provided by (used in) operating activities	2,514,000	(196,000)

Cash Flows from Investing Activities:
Capital expenditures	(937,000)	(1,918,000)
Proceeds from sale of plant and equipment	7,000	1,000
Payment for purchased businesses	(21,000)	(70,000)
Net cash (used in) investing activities	(951,000)	(1,987,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(811,000)	359,000
Proceeds from long-term debt	4,000,000	3,000,000
Long-term debt repayments	(3,609,000)	(320,000)
Payment of dividends	(741,000)	(734,000)
Exercise of stock options	14,000	--
Net cash (used in) provided by financing activities	(1,147,000)	2,305,000
Effect of foreign currency exchange rate changes on cash and cash equivalents	12,000	(81,000)
Net increase in cash and cash equivalents	428,000	41,000
Cash and cash equivalents, beginning of period	796,000	705,000
Cash and cash equivalents, end of period	$ 1,224,000	$ 746,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APRIL 3, 2004

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

The quarterly financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements.  The consolidated results of operations for the quarter ended April 3, 2004 are not necessarily indicative of the results of operations for the full year.

New Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Corporation adopted SFAS No. 146 effective January 1, 2003.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters April 3, 2004 and April 5, 2003 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters ended April 3, 2004 and April 5, 2003, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to US dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Acquisitions

Viscor:

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $21,000 as a result of contingent consideration earned during the quarter ended April 3, 2004.  The cumulative additional consideration recorded as goodwill is approximately $0.9 million through April 3, 2004.

MOX-TapeÒ:

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant.  The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over the next four years.  The note was recorded at a discount, based on average borrowing rates for the Corporation at the time of acquisition.  The purchase price was allocated to the assets acquired based on the fair market value of the assets at the date of acquisition.  The purchase price exceeded the fair value of net assets acquired by approximately $0.5 million.  Pro forma earnings for the quarter ended April 5, 2003 including the MOX-TapeÒ product line, were not material to the Corporation.

(5)

Inventories

Inventories consisted of the following as of April 3, 2004 and December 31, 2003:

	2004	2003
Raw materials and supplies	$ 4,913,000	$ 5,402,000
Work in process	8,476,000	6,791,000
Finished goods	13,035,000	13,323,000
Total inventories	$ 26,424,000	$ 25,516,000

#

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of April 3, 2004 and December 31, 2003:

	2004	2003
Salaries and wages	$ 1,737,000	$ 1,768,000
Income taxes	828,000	241,000
Insurance	2,986,000	2,903,000
Litigation	758,000	1,243,000
Other accrued expenses	4,900,000	4,761,000
Total accrued expenses	$ 11,209,000	$ 10,916,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. In the third quarter of 2001, Bairnco recorded a $6,200,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2001 by $3,968,000 or approximately $0.54 per share.  An additional $4.0 million pre-tax provision for litigation costs was recorded in the fourth quarter of 2002.  After recognition of related tax benefits, the litigation provision reduced net income in 2002 by $2,640,000 or approximately $.36 per share.  The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Part II, Item 1, Legal Proceedings, of this filing). Through April 3, 2004, approximately $19.2 million of the litigation reserve had been spent.  The remaining reserves are included in accrued expenses in the Corporation’s consolidated balance sheet.

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	April 3, 2004	April 5, 2003
Expected Life	6.95 years	7.2 years
Volatility	27.1%	27.4%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.32%	3.33%

#

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters ended April 3, 2004 and April 5, 2003, respectively:

	Quarter Ended April 3, 2004	Quarter Ended April 5, 2003
Net Income:
As reported	$ 1,255,000	$ 889,000
Pro forma	$ 1,247,000	$ 877,000
Basic Earnings per Share:
As reported	$ 0.17	$ 0.12
Pro forma	$ 0.17	$ 0.12
Diluted Earnings per Share:
As reported	$ 0.17	$ 0.12
Pro forma	$ 0.17	$ 0.12

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

(8)

Pension Plans

In December 2003, the FASB issued SFAS 132 (revised 2003), Employers Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. The statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, SFAS 88 and SFAS 106. The statement was adopted effective December 15, 2003 and the additional disclosures required by the statement about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans were included in the Annual Report on Form 10-K for the year ended December 31, 2003.

#

Net periodic pension cost for the US plans included the following for the quarters ended April 3, 2004 and April 5, 2003:

	Quarter Ended April 3, 2004	Quarter Ended April 5, 2003

Service cost-benefits earned during the year	$ 262,000	$ 216,000
Interest cost on projected benefit obligation	593,000	581,000
Expected return on plan assets	(658,000)	(639,000)
Amortization of net obligation at date of transition	8,000	8,000
Amortization of prior service cost	13,000	12,000
Amortization of accumulated losses	181,000	158,000
Net periodic pension cost	$ 399,000	$ 336,000

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2003 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters ended April 3, 2004 and April 5, 2003 as required under SFAS No. 131 is as follows:

	Net Sales	Operating Profit (Loss)
April 3, 2004
Arlon Electronic Materials	$ 14,281,000	$ 2,043,000
Arlon Coated Materials	17,850,000	1,012,000
Kasco	10,446,000	273,000
Headquarters	--	(1,195,000)
	$ 42,577,000	$ 2,133,000

April 5, 2003
Arlon Electronic Materials	$ 12,666,000	$ 1,630,000
Arlon Coated Materials	16,889,000	800,000
Kasco	10,417,000	5,000
Headquarters	--	(948,000)
	$ 39,972,000	$ 1,487,000

#

The total assets of the segments as of April 3, 2004 and December 31, 2003 are as follows:

	2004	2003

Arlon EM	$ 26,638,000	$ 24,424,000
Arlon CM	49,556,000	47,875,000
Kasco	29,486,000	29,838,000
Headquarters	15,572,000	16,092,000
	$ 121,252,000	$ 118,229,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed more fully in Note 6 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1, Legal Proceedings, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.  Management of Bairnco believes that the disposition of these legal actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 3, 2004.

#

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2003.

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

Replacement products and services are manufactured and distributed under the Kasco name principally to retail food stores, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement band saw blades for cutting meat, fish, wood and metal, and on site maintenance services primarily in the meat and deli departments. In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries. These products are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service in the United Kingdom, and Bertram & Graf and Biro in Continental Europe.

Comparison of First Quarter 2004 to First Quarter 2003

Sales in the first quarter 2004 increased 6.5% to $42,577,000 from $39,972,000 in 2003.  Arlon's Electronic Materials sales were up 12.8% due to improvements in its wireless telecommunications, electronics and certain industrial markets. Arlon’s Coated Materials sales increased 5.7% from growth in foreign sales. Kasco's sales increased slightly from the first quarter 2003 from the currency translation effect of the weakened US dollar versus the British Pound and the Euro. Kasco’s foreign sales were lower in local currency but were up in US dollars due the change in exchange rates.

Gross profit increased 9.6% to $12,697,000 from $11,580,000 due to the increased sales and production volumes.  The gross profit margin as a percent of sales increased to 29.8% from 29.0%. The first quarter 2004 and 2003 gross profit was reduced by $193,000 and $213,000, respectively, from relocation and closing expenses related to the consolidation of Arlon’s industrial engineered coated product’s businesses.

Selling and administrative expenses increased 4.7% to $10,564,000 from $10,093,000 due to the increased sales. As a percent of sales, selling and administrative expenses decreased to 24.8% from 25.3% in 2003.

Interest expense increased to $216,000 in 2004 as compared to $199,000 in 2003 due to higher average debt outstanding as well as higher average interest rates. Interest expense, net, of $202,000 reflected in the income statement includes $14,000 of interest income.

The effective tax rate for the first quarter 2004 was 35.0% versus 31.0% for the first quarter 2003.  The increased tax rate assumes the Extraterritorial Income Exclusion (“EIE”), a statutory exclusion from taxable income, will expire in 2004. Legislation to replace the EIE is currently in Congressional committee.

Net income increased 41.2% to $1,255,000 as compared to $889,000 in the first quarter of 2003. Diluted earnings per common share increased 41.7% to $.17 from $.12 as a result of increased earnings.

Dividend

The third quarter cash dividend of $.05 per share was paid on March 26, 2004 to stockholders of record on March 2, 2004.

Credit Agreement

The Corporation has in place a credit agreement that expires in February 2005. Consequently, all borrowings under the credit agreement are shown as current portion of long-term debt in the accompanying condensed balance sheet for the quarter ended April 3, 2004. It is the Corporation’s intent to structure a new financing agreement prior to the end of 2004.  There can be no assurance that the Corporations’ plans will be successfully executed.

Liquidity and Capital Resources

At April 3, 2004, Bairnco had working capital of $7.5 million compared to $32.6 million at December 31, 2003.  The increase in accounts receivable is due to the increase in sales during the first quarter 2004 compared to the fourth quarter 2003.  Inventories and accounts payable have also increased as sales volumes have increased. The increase in current maturities of long term debt is due to the classification of all debt under the Corporation’s credit agreement as current, due to the expiration of the current credit agreement in February 2005.

The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.  During the first quarter of 2004 Bairnco repurchased no shares of its common stock on the open market.

At April 3, 2004, Bairnco’s total debt outstanding was $31,352,000 compared to $31,833,000 at the end of 2003. The decrease was primarily due to strong cash generation from operations during the quarter. At April 3, 2004, approximately $16.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  In addition, approximately $4.7 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $937,000 of capital expenditures during the first quarter of 2004. Total capital expenditures for 2004 are expected to approximate $6.8 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2004.

Litigation

On April 9, 2004 the U.S. Court of Appeals for the Second Circuit affirmed the U.S. District Court's decisions dismissing, in its entirety, the Transactions Lawsuit against Bairnco and all the other defendants.

Plaintiffs may seek a rehearing of their appeal by the Court of Appeals, and they also may file a petition for certiorari seeking review of the Court of Appeals’ decision by the United States Supreme Court.

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 3, 2004.

Industrial Consolidation

For the first quarter 2004 approximately $241,000 of consolidation and startup expenses were incurred plus $42,000 of capital expenditures were made in connection with the plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas.  During the first quarter of 2003, $284,000 of expenses and $1.1 million of capital expenditures had been incurred. Total consolidation and startup expenses for 2004 are expected to be $1.2 million versus $1.7 million in 2003. Capital expenditures for 2004 are forecast to be approximately $1.2 million.

Through April 3, 2004, $321,000 of severance costs had been expensed since the first quarter of 2003, including $85,000 during the quarter ended April 3, 2004. Total severance costs to be incurred as part of the plan are expected to be $363,000. The severance costs were charged to cost of sales in the consolidated statement of operations.  Accrued severance costs at April 3, 2004 were $206,000.  A total of $115,000 in severance costs have been paid, including $86,000 during the quarter ended April 3, 2004.

Business Outlook

The outlook for 2004 is for improved sales and earnings. The improvement in the economy and several of the Corporation’s served markets experienced during the first quarter is expected to continue subject to normal seasonal patterns in our served markets and countries. Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers.

Cash generation is expected to result in reduced debt. Negotiations with the Corporation’s banks to structure a new credit agreement is expected to be completed before the end of the year.

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

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on April 3, 2004 would change interest expense and hence change net income of the Corporation by approximately $204,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at April 3, 2004, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended April 3, 2004.

	2004	2005	2006	2007	2008	Total	Fair Value
Short Term Debt	1,052	-	-	-	-	1,052	1,052
Long Term Debt:
Term Loan (interest of 2.25%)	500	-	-	-	-	500	500
Revolving line of credit (interest ranging from 2.25% to 4.25%)	-	29,256	-	-	-	29,256	29,256
Note Payable	100	100	100	100	-	400	385
Foreign Loan Facility	53	71	35	-	-	159	159

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.5% of total sales for the quarter ended April 3, 2004.  Net assets maintained in a functional currency other than U.S. dollars at April 3, 2004 were approximately 14.8% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At April 3, 2004, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during the first quarter of 2004, would have increased revenues by $650,000, and increased operating profit by $47,000 for the quarter ended April 3, 2004.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

#

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

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco and its subsidiaries have been among the defendants in a lawsuit (the “Transactions Lawsuit”) brought in the United States District Court for the Southern District of New York (the “District Court”).  On April 9, 2004, the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) affirmed the District Court’s dismissal of the Transactions Lawsuit in its entirety.

Plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene Corporation (“Keene”), a former subsidiary of Bairnco.  In the Transactions Lawsuit complaint, plaintiffs have alleged that certain sales of businesses by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as being in violation of the civil RICO statute, 18 U.S.C. Section 1964.  Plaintiffs seek compensatory damages of $700 million, interest, punitive damages, and trebling of the compensatory damages pursuant to civil RICO.

At the outset of the Transactions Lawsuit, Bairnco and the other defendants made motions to dismiss and for summary judgment.  In a series of decisions in 1998 and 1999, the District Court dismissed plaintiffs’ civil RICO claims; dismissed 14 of the 21 defendants named in the complaint; and partially granted defendants’ motions for summary judgment on statute of limitations grounds.  In July 2002, following the conclusion of discovery, Bairnco and the other remaining defendants filed (a) a motion to exclude the testimony of plaintiffs’ proposed expert witnesses on the valuation of the businesses sold by Keene as well as plaintiffs’ proposed expert on the business purpose of the challenged transactions, and (b) motions for summary judgment, seeking dismissal of the Transactions Lawsuit.  On January 28, 2003, the District Court issued a decision granting defendants’ motions to exclude plaintiffs’ experts.  On March 14, 2003, the District Court issued a decision granting defendants’ motions for summary judgment and entering a final judgment dismissing all remaining claims in the Transactions Lawsuit.

In their appeal to the Court of Appeals, plaintiffs challenged the final judgment dismissing the Transactions Lawsuit and certain of the District Court’s rulings, including the statute of limitations rulings and the exclusion of plaintiffs’ valuation experts.  (Plaintiffs did not challenge on appeal some of the District Court’s rulings, including the dismissal of the RICO claims and the exclusion of plaintiffs’ expert on business purpose.)  The appeal was argued on March 24, 2004, and on April 9, 2004, the Court of Appeals issued a summary order in which it affirmed the District Court’s judgment dismissing the Transactions Lawsuit.

Plaintiffs may seek a rehearing of their appeal by the Court of Appeals, and they also may file a petition for certiorari seeking review of the Court of Appeals’ decision by the United States Supreme Court.

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

Bairnco also is the defendant in a separate action by the trustees of the KCT (the “NOL Lawsuit”), also pending in the United States District Court for the Southern District of New York, in which plaintiffs seek for the KCT the exclusive benefit of tax refunds attributable to the carryback by Keene of certain net operating losses (“NOL Refunds”), notwithstanding applicable tax sharing agreements between Keene and Bairnco.  (Like the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the trustees of the KCT became the plaintiffs and the lawsuit was moved from the Bankruptcy Court to the District Court.)  Pending resolution of the NOL Lawsuit, the NOL Refunds that have been received have been held in escrow.  Through April 3, 2004, approximately $28.5 million of NOL Refunds had been received and placed in an interest-bearing escrow account.  There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  By order of the District Court entered on April 16, 2003, the NOL Lawsuit was placed on that court’s “suspense docket” – i.e., it will not be actively litigated – pending the resolution of the appeal in the Transaction Lawsuit.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action by the trustees of the KCT (the “Properties Lawsuit”), commenced on December 8, 1998 in the District Court.  In the Properties Lawsuit, plaintiffs sought a declaratory judgment that the KCT owns certain patents and real property purchased by Arlon from Keene in 1989, based on the allegations that technical title to these assets was not conveyed at the time of the sale and that no proof of claim specifically referencing these assets was filed during Keene’s Chapter 11 case.  In an answer and counterclaims, Bairnco and Arlon denied these claims and requested a declaratory judgment that full title to the patents and real property in question in fact had been transferred to Arlon at the time of its 1989 purchase of assets from Keene.  By agreement, the claims asserted against Bairnco and Arlon in the Properties Lawsuit were dismissed without prejudice, with the proviso that the issues raised in the Properties Lawsuit would be resolved in the Transactions Lawsuit.

Management believes that Bairnco (including its subsidiaries) has meritorious defenses to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of April 3, 2004.

#

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 22, 2004.  Stockholders ratified management’s selection of Ernst & Young LLP as auditors for Bairnco for the 2004 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Ernst & Young LLP	6,750,899	10,237

b. Votes on Election of Directors
Luke E. Fichthorn III	6,745,434	21,163
Gerald L. DeGood	6,744,830	21,767
Charles T. Foley	6,747,793	18,804
James A. Wolf	6,748,634	17,963
William F. Yelverton	6,748,434	18,163

Item 5:

OTHER INFORMATION

None.

Item 6:

EXHIBITS AND REPORTS ON FORM 8-K

       (a)

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended April 3, 2004 and April 5, 2003.

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

       (b)

Fourth quarter and full year 2003 press release dated January 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Lawrence C. Maingot

Lawrence C. Maingot Controller &

Chief Accounting Officer

DATE:  April 23, 2004

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

April 3, 2004

#