Form 10-Q
period 2004-07-03
BAIRNCO CORP /DE/
filed 2004-08-06
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

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

7,496,530 shares of Common Stock Outstanding as of August 5, 2004.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED JULY 3, 2004 AND JULY 5, 2003

(Unaudited)

	2004	2003
Net Sales	$ 41,700,000	$ 38,294,000
Cost of sales	29,656,000	27,815,000
Gross Profit	12,044,000	10,479,000
Selling and administrative expenses	10,109,000	9,463,000
Operating Profit	1,935,000	1,016,000
Interest expense, net	197,000	174,000
Income before Income Taxes	1,738,000	842,000
Provision for income taxes	608,000	261,000
Net Income	$ 1,130,000	$ 581,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.15	$ 0.08
Diluted	$ 0.15	$ 0.08

Weighted Average Number of Shares Outstanding:
Basic	7,352,000	7,335,000
Diluted	7,515,000	7,366,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JULY 5, 2003

(Unaudited)

	2004	2003
Net Sales	$ 84,277,000	$ 78,266,000
Cost of sales	59,536,000	56,207,000
Gross Profit	24,741,000	22,059,000
Selling and administrative expenses	20,673,000	19,556,000
Operating Profit	4,068,000	2,503,000
Interest expense, net	399,000	373,000
Income before Income Taxes	3,669,000	2,130,000
Provision for income taxes	1,284,000	660,000
Net Income	$ 2,385,000	$ 1,470,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.32	$ 0.20
Diluted	$ 0.32	$ 0.20

Weighted Average Number of Shares Outstanding:
Basic	7,348,000	7,335,000
Diluted	7,483,000	7,357,000

Dividends per Share of Common Stock	$ 0.10	$ 0.10

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JULY 3, 2004 AND JULY 5, 2003

(Unaudited)

Note 3

	2004	2003
Net income	$ 1,130,000	$ 581,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	45,000	687,000
Comprehensive income	$ 1,175,000	$ 1,268,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JULY 5, 2003

(Unaudited)

Note 3

	2004	2003
Net income	$ 2,385,000	$ 1,470,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(62,000)	735,000
Comprehensive income	$ 2,323,000	$ 2,205,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JULY 3, 2004 AND DECEMBER 31, 2003

	2004 (Unaudited)	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 726,000	$ 796,000
Accounts receivable, less allowances of $1,526,000 and $1,358,000, respectively	25,269,000	23,511,000
Inventories	25,709,000	25,516,000
Deferred income taxes	4,777,000	4,585,000
Other current assets	3,111,000	3,288,000
Total current assets	59,592,000	57,696,000

Plant and equipment, at cost	115,923,000	115,738,000
Accumulated depreciation and amortization	(81,504,000)	(79,262,000)
Plant and equipment, net	34,419,000	36,476,000
Cost in excess of net assets of purchased businesses, net	14,363,000	14,360,000
Other assets	9,087,000	9,697,000
	$ 117,461,000	$ 118,229,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,300,000	$ 1,875,000
Current maturities of long-term debt	26,260,000	2,173,000
Accounts payable	11,710,000	10,159,000
Accrued expenses	11,412,000	10,916,000
Total current liabilities	50,682,000	25,123,000
Long-term debt	276,000	27,785,000
Deferred income taxes	9,410,000	10,017,000
Other liabilities	1,053,000	1,006,000
Commitments and contingencies (Notes 2 and 10)	--	--

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,530,299 and 11,512,474 shares issued, respectively; 7,492,430 and 7,474,605 shares outstanding, respectively	115,000	115,000
Paid-in capital	51,012,000	50,912,000
Retained earnings	37,366,000	35,729,000
Unearned Compensation	(509,000)	(576,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,856,000	2,918,000
Minimum pension liability adjustment, net of $31,000 tax	(55,000)	(55,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	56,040,000	54,298,000
	$ 117,461,000	$ 118,229,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JULY 5, 2003

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net income	$ 2,385,000	$ 1,470,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	3,921,000	4,021,000
Loss on disposal of plant and equipment	59,000	10,000
Deferred income taxes	(792,000)	356,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(1,839,000)	(862,000)
(Increase) in inventories	(278,000)	(558,000)
Decrease (increase) in other current assets	527,000	(454,000)
Increase in accounts payable	1,635,000	539,000
Increase (decrease) in accrued expenses	893,000	(2,562,000)
Other	638,000	680,000
Net cash provided by operating activities	7,149,000	2,640,000

Cash Flows from Investing Activities:
Capital expenditures	(2,254,000)	(3,702,000)
Proceeds from sale of plant and equipment	15,000	47,000
Payment for purchased businesses	(37,000)	(1,828,000)
Net cash (used in) investing activities	(2,276,000)	(5,483,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(630,000)	(2,825,000)
Proceeds from long-term debt	4,500,000	10,414,000
Long-term debt repayments	(7,827,000)	(3,500,000)
Payment of dividends	(1,114,000)	(1,107,000)
Exercise of stock options	75,000	30,000
Net cash (used in) provided by financing activities	(4,996,000)	3,012,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	53,000	87,000
Net (decrease) increase in cash and cash equivalents	(70,000)	256,000
Cash and cash equivalents, beginning of period	796,000	705,000
Cash and cash equivalents, end of period	$ 726,000	$ 961,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JULY 3, 2004

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

The quarterly financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements.  The consolidated results of operations for the quarter and six month period ended July 3, 2004 are not necessarily indicative of the results of operations for the full year.

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

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and six month periods ended July 3, 2004 and July 5, 2003 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the effect of all dilutive stock options and restricted stock shares.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters ended July 3, 2004 and July 5, 2003, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Acquisitions

Viscor:

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $16,000 as a result of contingent consideration earned during the quarter ended July 3, 2004.  The cumulative additional consideration recorded as goodwill is approximately $0.9 million through July 3, 2004.

MOX-TapeÒ:

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant.  The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over the next four years.  The note was recorded at a discount, based on average borrowing rates for the Corporation at the time of acquisition.  The purchase price was allocated to the assets acquired based on the fair market value of the assets at the date of acquisition.  The purchase price exceeded the fair value of net assets acquired by approximately $0.5 million.  Pro forma earnings for the quarter ended July 5, 2003 including the MOX-TapeÒ product line, were not material to the Corporation.

(5)

Inventories

Inventories consisted of the following as of July 3, 2004 and December 31, 2003:

	2004	2003
Raw materials and supplies	$ 4,591,000	$ 5,402,000
Work in process	7,980,000	6,791,000
Finished goods	13,138,000	13,323,000
Total inventories	$ 25,709,000	$ 25,516,000

#

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of July 3, 2004 and December 31, 2003:

	2004	2003
Salaries and wages	$ 2,027,000	$ 1,768,000
Income taxes	1,019,000	241,000
Insurance	3,104,000	2,903,000
Litigation	481,000	1,243,000
Other accrued expenses	4,781,000	4,761,000
Total accrued expenses	$ 11,412,000	$ 10,916,000

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

In the fourth quarter of 1998, Bairnco recorded a $7,500,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 1998 by $4.7 million or approximately $.54 diluted earnings per common share. In the fourth quarter of 2000, Bairnco recorded an additional $1,000,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2000 by $640,000 or approximately $.09 diluted earnings per common share. In the third quarter of 2001, Bairnco recorded a $6,200,000 pre-tax provision for litigation costs. After recognition of related tax benefits, the litigation provision reduced net income in 2001 by $3,968,000 or approximately $.54 diluted earnings per common share.  An additional $4.0 million pre-tax provision for litigation costs was recorded in the fourth quarter of 2002.  After recognition of related tax benefits, the litigation provision reduced net income in 2002 by $2,640,000 or approximately $.36 diluted earnings per common share.  The litigation provisions added to the existing reserves for asbestos-related litigation expenditures due to changes in the estimates to defend the Transaction Lawsuit (refer to Note 10 of this filing). Through July 3, 2004, approximately $19.5 million of the litigation reserve had been spent.  The remaining reserves are included in accrued expenses in the Corporation’s consolidated balance sheet.

Accrued expenses-insurance: The Corporation's U.S. insurance programs for general liability, automobile liability, workers compensation and certain employee related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are fully insured. Accrued expenses-insurance represents the estimated costs of known and anticipated claims under these insurance programs.  The Corporation provides reserves on reported claims and claims incurred but not reported at each balance sheet date based upon the estimated amount of the probable claim or the amount of the deductible, whichever is lower.  Such estimates are reviewed and evaluated in light of emerging claim experience and existing circumstances.  Any changes in estimates from this review process are reflected in operations currently.

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	July 3, 2004	July 5, 2003
Expected Life	6.76 years	7.3 years
Volatility	27.6%	27.5%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.30%	3.33%

#

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and six-month periods ended July 3, 2004 and July 5, 2003, respectively:

	Quarter Ended July 3, 2004	Quarter Ended July 5, 2003	Six Months Ended July 3, 2004	Six Months Ended July 5, 2003
Net Income, as reported	$ 1,130,000	$ 581,000	$ 2,385,000	$ 1,470,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (11,000)	$ (12,000)	$ (19,000)	$ (24,000)
Net Income, pro forma	$ 1,119,000	$ 569,000	$ 2,366,000	$ 1,446,000
Basic Earnings per Share:
As reported	$ 0.15	$ 0.08	$ 0.32	$ 0.20
Pro forma	$ 0.15	$ 0.08	$ 0.32	$ 0.20
Diluted Earnings per Share:
As reported	$ 0.15	$ 0.08	$ 0.32	$ 0.20
Pro forma	$ 0.15	$ 0.08	$ 0.32	$ 0.20

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

#

Net periodic pension cost for the U.S. plans included the following for the quarters ended July 3, 2004 and July 5, 2003:

	Quarter Ended July 3, 2004	Quarter Ended July 5, 2003

Service cost-benefits earned during the year	$ 248,000	$ 216,000
Interest cost on projected benefit obligation	602,000	581,000
Expected return on plan assets	(870,000)	(639,000)
Amortization of net obligation at date of transition	8,000	8,000
Amortization of prior service cost	12,000	12,000
Amortization of accumulated losses	152,000	158,000
Net periodic pension cost	$ 152,000	$ 336,000

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2003 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and six-month periods ended July 3, 2004 and July 5, 2003 as required under SFAS No. 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
July 3, 2004
Arlon Electronic Materials	$ 13,159,000	$ 1,746,000	$ 27,440,000	$ 3,789,000
Arlon Coated Materials	18,086,000	536,000	35,936,000	1,548,000
Kasco	10,455,000	353,000	20,901,000	626,000
Headquarters	--	(700,000)	--	(1,895,000)
	$ 41,700,000	$ 1,935,000	$ 84,277,000	$ 4,068,000

July 5, 2003
Arlon Electronic Materials	$ 10,274,000	$ 671,000	$ 22,940,000	$ 2,301,000
Arlon Coated Materials	18,213,000	1,129,000	35,102,000	1,929,000
Kasco	9,807,000	67,000	20,224,000	72,000
Headquarters	--	(851,000)	--	(1,799,000)
	$ 38,294,000	$ 1,016,000	$ 78,266,000	$ 2,503,000

#

The total assets of the segments as of July 3, 2004 and December 31, 2003 are as follows:

	2004	2003

Arlon EM	$ 25,066,000	$ 24,424,000
Arlon CM	48,331,000	47,875,000
Kasco	29,164,000	29,838,000
Headquarters	14,900,000	16,092,000
	$ 117,461,000	$ 118,229,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in certain legal actions that are discussed below and in Note 6 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.

Bairnco and its subsidiaries have been among the defendants in a lawsuit (the “Transactions Lawsuit”) brought in the United States District Court for the Southern District of New York (the “District Court”).  On April 9, 2004, the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) issued a summary order that affirmed the District Court’s judgment dismissing the Transactions Lawsuit, in its entirety, against Bairnco and its subsidiaries (as well as against all the other defendants).  On May 18, 2004, the Court of Appeals denied the plaintiffs’ motion for rehearing, and it issued an amended summary order that again affirmed the dismissal of the Transactions Lawsuit.

Plaintiffs are entitled to file a petition for certiorari seeking review of the Court of Appeals’ decision by the United States Supreme Court.  Any such petition would have to be filed on or before August 16, 2004.  On July 13, 2004, plaintiffs’ counsel advised Bairnco’s counsel that plaintiffs will not file a petition for certiorari.

Plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene Corporation (“Keene”), a former subsidiary of Bairnco.  In the Transactions Lawsuit, plaintiffs alleged that certain sales of businesses by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as the civil RICO statute, 18 U.S.C. Section 1964.  Plaintiffs sought compensatory damages of $700 million, interest, punitive damages, and trebling of compensatory damages pursuant to civil RICO.

Keene was spun off from Bairnco in 1990.  Keene filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and a Chapter 11 plan of reorganization for Keene (the “Keene Plan”) was approved in 1996.  The Keene Plan provided for the creation of the KCT, and it transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which had initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT.  An injunction under Section 524 of the Bankruptcy Code, entered pursuant to the Keene Plan, prohibits anyone other than the KCT from suing Bairnco for damages allegedly caused by exposure to Keene’s asbestos-containing products.  Although some asbestos-related personal injury and property damage cases against Bairnco based on alleged damages from exposure to Keene products may still be pending, this injunction bars such cases from proceeding against Bairnco, and the judgment dismissing the Transactions Lawsuit effectively resolves these claims in favor of Bairnco.

Management believes that Bairnco (including its subsidiaries) has meritorious defenses (including the benefit of the injunction referred to above) to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco is the defendant in a separate action by the trustees of the KCT (the “NOL Lawsuit”), which is pending in the United States District Court for the Southern District of New York, in which plaintiffs assert that the KCT has the exclusive right to tax refunds attributable to the carryback by Keene of certain net operating losses (the “NOL Refunds”), notwithstanding tax-sharing agreements between Keene and Bairnco.  (Like the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the trustees of the KCT became the plaintiffs and the NOL Lawsuit went forward in the District Court.)  Pending resolution of the NOL Lawsuit, the NOL Refunds received by Bairnco were placed in an interest-bearing escrow account, and Bairnco has not recognized revenues or income in respect of the NOL Refunds.  As of July 3, 2004, approximately $28.5 million of NOL Refunds had been received and placed in escrow.

There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  After the completion of discovery, the NOL Lawsuit was placed on the District Court’s suspense calendar, pending the resolution of the appeal in the Transactions Lawsuit.  By order of the District Court dated June 18, 2004, the NOL Lawsuit was restored to the court’s active calendar.  No trial date has been set.  Bairnco has been given leave by the District Court to move for summary judgment in the NOL Lawsuit, and its motion is due to be filed by August 16, 2004.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action brought by the trustees of the KCT (the “Properties Lawsuit”), commenced on December 8, 1998 in the District Court.  In the Properties Lawsuit, plaintiffs sought a declaratory judgment that the KCT owns certain patents and real property purchased by Arlon from Keene in 1989 (the “Properties”), based on plaintiffs’ allegations that technical title to the Properties was not conveyed at the time of the sale and that no proof of claim specifically referencing the Properties was filed during Keene’s Chapter 11 case.  Bairnco and Arlon denied these claims and requested a declaratory judgment that full title to the Properties in fact had been transferred to Arlon at the time of its 1989 purchase of assets from Keene.  In October 2001, the Properties Lawsuit was dismissed against Bairnco and Arlon, without prejudice, and the parties agreed that the dispute over title to the Properties would be determined in accordance with the final resolution of the Transactions Lawsuit.  Because the Transactions Lawsuit has been resolved in favor of Bairnco and its subsidiaries, counsel for plaintiffs in the Properties Lawsuit has agreed that the KCT will execute whatever documents are required to effect the conveyance to Arlon of title to the Properties.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 3, 2004.

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

Comparison of Second Quarter 2004 to Second Quarter 2003

Sales in the second quarter 2004 increased 8.9% to $41,700,000 from $38,294,000 in 2003.  Arlon's Electronic Materials sales were up 28.1% as this segment experienced growth in all its served markets which include electronics, wireless telecommunications and certain industrial markets. Arlon’s Coated Materials sales were down slightly as modest improvements in most markets were offset by reduced sales of protective coated materials to the automotive market. Kasco's sales increased 6.6% from the second quarter 2003 from increased service and repair revenues in the U.S. and the currency translation effect of the weakened U.S. dollar versus the British Pound and the Euro. Kasco’s European sales were lower in local currency but were up in U.S. dollars due to the change in exchange rates.

Gross profit increased 14.9% to $12,044,000 from $10,479,000 due to the increased sales and improved efficiencies from increased production volumes.  The gross profit margin as a percent of sales increased to 28.9% from 27.4%. The second quarter 2004 and 2003 gross profit was reduced by $632,000 and $360,000, respectively, from relocation and closing expenses of the East Providence facility related to the consolidation of Arlon’s industrial engineered coated products businesses.

Selling and administrative expenses increased 6.8% to $10,109,000 from $9,463,000 due to the increased sales. As a percent of sales, selling and administrative expenses decreased to 24.2% from 24.7% in 2003.

Net interest expense increased to $197,000 in 2004 as compared to $174,000 in 2003 due to higher average interest rates.

The effective tax rate for the second quarter 2004 was 35.0% versus 31.0% for the second quarter 2003.  The increased tax rate assumes the Extraterritorial Income Exclusion (“EIE”), a statutory exclusion from taxable income, will expire in 2004. Legislation to replace the EIE is currently in Congressional committee.

Net income increased 94.5% to $1,130,000 as compared to $581,000 in the second quarter of 2003. Diluted earnings per common share increased 87.5% to $.15 from $.08 as a result of increased earnings.

Comparison of First Six Months 2004 to First Six Months 2003

Sales for the first six months of 2004 increased 7.7% to $84,277,000 from $78,266,000 in 2003 as the majority of Bairnco’s U.S. served markets experienced growth with the improved economy.

Gross profit improved 12.2% to $24,741,000 from $22,059,000 on higher sales and production volumes. The gross profit margin as a percent of sales increased to 29.4% from 28.2%.

Selling and administrative expenses increased 5.7% to $20,673,000 from $19,556,000. As a percent of sales, selling and administrative expenses decreased to 24.5% from 25.0% in 2003.

Net interest expense increased to $399,000 as compared to $373,000 in the first half of 2003 due to higher average interest rates.

Net income increased 62.2% to $2,385,000 from $1,470,000 and diluted earnings per share increased 60.0% to $.32 from $.20 in 2003.

Dividend

The second quarter cash dividend of $.05 per share was paid on June 25, 2004 to stockholders of record on June 1, 2004.

Credit Agreement

The Corporation has in place a credit agreement that expires in February 2005. Consequently, all borrowings under the credit agreement are shown as current portion of long-term debt in the accompanying condensed balance sheet for the quarter ended July 3, 2004. It is the Corporation’s intent to structure a new financing agreement prior to the end of 2004.  There can be no assurance that the Corporations’ plans will be successfully executed.

Liquidity and Capital Resources

At July 3, 2004, Bairnco had working capital of $8.9 million compared to $32.6 million at December 31, 2003.  The increase in accounts receivable is due to the increase in sales during the second quarter 2004 compared to the fourth quarter 2003.  Accounts payable also increased as inventories increased during the second quarter to meet the increased sales. The increase in current maturities of long term debt is due to the classification of all debt under the Corporation’s Credit Agreement as current, due to the expiration of the Credit Agreement in February 2005.

The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.  During the second quarter of 2004 Bairnco repurchased no shares of its common stock on the open market.

At July 3, 2004, Bairnco’s total debt outstanding was $27,836,000 compared to $31,833,000 at the end of 2003. The decrease was primarily due to strong cash generation from operations during the quarter. At July 3, 2004, approximately $19.8 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  In addition, approximately $4.5 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,317,000 of capital expenditures during the second quarter of 2004. Total capital expenditures for 2004 are expected to approximate $6.6 million.

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

Bairnco Corporation and its subsidiaries are defendants in a number of legal actions and proceedings that are discussed in more detail in Part II, Item 1, Legal Proceedings, of this filing. Management of Bairnco believes that the disposition of these actions and proceedings will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 3, 2004.

Industrial Consolidation

For the second quarter 2004 approximately $679,000 of consolidation and startup expenses were incurred plus $315,000 of capital expenditures were made in connection with the plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas.  Year to date consolidation and startup expenses were approximately $920,000 plus $357,000 of capital expenditures in connection with the plan.  Total consolidation and startup expenses for 2004 are expected to be $1.4 million. Capital expenditures for 2004 are forecast to be approximately $1.1 million.

Through July 3, 2004, total expected severance costs of $432,000 had been expensed since the first quarter of 2003, including $111,000 during the quarter ended July 3, 2004.  The severance costs were charged to cost of sales in the consolidated statement of operations.  Accrued severance costs at July 3, 2004 were $154,000.  A total of $278,000 in severance costs have been paid, including $163,000 during the quarter ended July 3, 2004.

Business Outlook

The outlook for 2004 is for improved sales and earnings. The improvement in the economy and several of the Corporation’s served markets experienced during the first half is expected to continue but at a reduced rate in the second half which is also subject to normal seasonal patterns.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers.

Consolidation expenses related to the industrial consolidation in San Antonio, Texas, are expected to approximate $350,000 in the third quarter 2004 as compared to $478,000 in the third quarter last year and $679,000 in the second quarter of this year. The final relocation of equipment from the East Providence facility and installation at the San Antonio facility is expected to be completed during the third quarter.

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

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on July 3, 2004 would change interest expense and hence change net income of the Corporation by approximately $181,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at July 3, 2004, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended July 3, 2004.

	2004	2005	2006	2007	2008	Total	Fair Value
Short Term Debt	1,229	-	-	-	-	1,229	1,229
Long Term Debt - Revolving line of credit (interest ranging from 2.25% to 4.25%)	-	26,160	-	-	-	26,160	26,160
Note Payable	-	100	100	100	-	300	287
Foreign Loan Facility	54	71	35	-	-	160	160

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.6% of total sales for both the quarter and six-month period ended July 3, 2004.  Net assets maintained in a functional currency other than U.S. dollars at July 3, 2004 were approximately 14.6% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At July 3, 2004, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during the second quarter of 2004, would have increased revenues by $645,000 and $1,294,000, respectively, for the quarter and six-month period ended July 3, 2004, and increased operating profit by $43,000 and $90,000, respectively for the quarter and six-month period ended July 3, 2004.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

Item 4:

CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, or CEO, and Chief Accounting Officer, or CAO, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended July 3, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CAO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco and its subsidiaries have been among the defendants in a lawsuit (the “Transactions Lawsuit”) brought in the United States District Court for the Southern District of New York (the “District Court”).  On April 9, 2004, the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) issued a summary order that affirmed the District Court’s judgment dismissing the Transactions Lawsuit, in its entirety, against Bairnco and its subsidiaries (as well as against all the other defendants).  On May 18, 2004, the Court of Appeals denied the plaintiffs’ motion for rehearing, and it issued an amended summary order that again affirmed the dismissal of the Transactions Lawsuit.

Plaintiffs are entitled to file a petition for certiorari seeking review of the Court of Appeals’ decision by the United States Supreme Court.  Any such petition would have to be filed on or before August 16, 2004.  On July 13, 2004, plaintiffs’ counsel advised Bairnco’s counsel that plaintiffs will not file a petition for certiorari.

Plaintiffs in the Transactions Lawsuit are the trustees of the Keene Creditors Trust (the “KCT”), a successor in interest to Keene Corporation (“Keene”), a former subsidiary of Bairnco.  In the Transactions Lawsuit, plaintiffs alleged that certain sales of businesses by Keene to other subsidiaries of Bairnco were fraudulent conveyances and otherwise in violation of state law, as well as the civil RICO statute, 18 U.S.C. Section 1964.  Plaintiffs sought compensatory damages of $700 million, interest, punitive damages, and trebling of compensatory damages pursuant to civil RICO.

Keene was spun off from Bairnco in 1990.  Keene filed for relief under Chapter 11 of the Bankruptcy Code in 1993, and a Chapter 11 plan of reorganization for Keene (the “Keene Plan”) was approved in 1996.  The Keene Plan provided for the creation of the KCT, and it transferred the authority to prosecute the Transactions Lawsuit from the Official Committee of Unsecured Creditors of Keene (which had initiated the lawsuit in the Bankruptcy Court in 1995) to the KCT.  An injunction under Section 524 of the Bankruptcy Code, entered pursuant to the Keene Plan, prohibits anyone other than the KCT from suing Bairnco for damages allegedly caused by exposure to Keene’s asbestos-containing products.  Although some asbestos-related personal injury and property damage cases against Bairnco based on alleged damages from exposure to Keene products may still be pending, this injunction bars such cases from proceeding against Bairnco, and the judgment dismissing the Transactions Lawsuit effectively resolves these claims in favor of Bairnco.

Management believes that Bairnco (including its subsidiaries) has meritorious defenses (including the benefit of the injunction referred to above) to all claims or liability purportedly derived from Keene and that it is not liable, as an alter ego, successor, fraudulent transferee or otherwise, for the asbestos-related claims against Keene or with respect to Keene products.

Bairnco is the defendant in a separate action by the trustees of the KCT (the “NOL Lawsuit”), which is pending in the United States District Court for the Southern District of New York, in which plaintiffs assert that the KCT has the exclusive right to tax refunds attributable to the carryback by Keene of certain net operating losses (the “NOL Refunds”), notwithstanding tax-sharing agreements between Keene and Bairnco.  (Like the Transactions Lawsuit, the NOL Lawsuit was commenced during Keene’s Chapter 11 case and, pursuant to the Keene Plan, the trustees of the KCT became the plaintiffs and the NOL Lawsuit went forward in the District Court.)  Pending resolution of the NOL Lawsuit, the NOL Refunds received by Bairnco were placed in an interest-bearing escrow account, and Bairnco has not recognized revenues or income in respect of the NOL Refunds.  As of July 3, 2004, approximately $28.5 million of NOL Refunds had been received and placed in escrow.

There can be no assurance whatsoever that resolution of the NOL Lawsuit will result in the release of any portion of the NOL Refunds to Bairnco.  The NOL Lawsuit and the Transactions Lawsuit were consolidated by the District Court for purposes of discovery.  After the completion of discovery, the NOL Lawsuit was placed on the District Court’s suspense calendar, pending the resolution of the appeal in the Transactions Lawsuit.  By order of the District Court dated June 18, 2004, the NOL Lawsuit was restored to the court’s active calendar.  No trial date has been set.  Bairnco has been given leave by the District Court to move for summary judgment in the NOL Lawsuit, and its motion is due to be filed by August 16, 2004.

Bairnco and its Arlon subsidiary previously were among the defendants in a third action brought by the trustees of the KCT (the “Properties Lawsuit”), commenced on December 8, 1998 in the District Court.  In the Properties Lawsuit, plaintiffs sought a declaratory judgment that the KCT owns certain patents and real property purchased by Arlon from Keene in 1989 (the “Properties”), based on plaintiffs’ allegations that technical title to the Properties was not conveyed at the time of the sale and that no proof of claim specifically referencing the Properties was filed during Keene’s Chapter 11 case.  Bairnco and Arlon denied these claims and requested a declaratory judgment that full title to the Properties in fact had been transferred to Arlon at the time of its 1989 purchase of assets from Keene.  In October 2001, the Properties Lawsuit was dismissed against Bairnco and Arlon, without prejudice, and the parties agreed that the dispute over title to the Properties would be determined in accordance with the final resolution of the Transactions Lawsuit.  Because the Transactions Lawsuit has been resolved in favor of Bairnco and its subsidiaries, counsel for plaintiffs in the Properties Lawsuit has agreed that the KCT will execute whatever documents are required to effect the conveyance to Arlon of title to the Properties.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions, as well as the actions and proceedings described above, will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco Corporation and its subsidiaries as of July 3, 2004.

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the second quarter of 2004.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 3, 2004 and July 5, 2003.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 3, 2004 and July 5, 2003.

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

DATE:  August 6, 2004

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

July 3, 2004

#