Form 10-Q
period 2004-10-02
BAIRNCO CORP /DE/
filed 2004-11-09
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

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

7,516,063 shares of Common Stock Outstanding as of October 30, 2004.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2004 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; disruptions in operations due to labor disputes; renegotiation of the Corporation’s Credit Agreement; the impact on production output and costs from the availability of energy sources and related pricing; the market demand and acceptance of the Corporation’s existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the costs and other effects of complying with environmental regulatory requirements; and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED OCTOBER 2, 2004 AND OCTOBER 4, 2003

(Unaudited)

	2004	2003
Net Sales	$ 40,675,000	$ 37,295,000
Cost of sales	29,142,000	26,910,000
Gross Profit	11,533,000	10,385,000
Selling and administrative expenses	10,156,000	9,325,000
Operating Profit	1,377,000	1,060,000
Interest expense, net	149,000	205,000
Income before income taxes	1,228,000	855,000
Provision for income taxes	368,000	265,000
Income from continuing operations	860,000	590,000
Income from spun off subsidiary	24,695,000	--
Net Income	$ 25,555,000	$ 590,000

Earnings per Share of Common Stock (Note 2):
Basic earnings per share from continuing operations	$ 0.12	$ 0.08
Basic earnings per share from spun off subsidiary	3.35	--
Basic earnings per share	$ 3.47	$ 0.08

Diluted earnings per share from continuing operations	$ 0.11	$ 0.08
Diluted earnings per share from spun off subsidiary	3.25	--
Diluted earnings per share	$ 3.37	$ 0.08

Weighted Average Number of Shares Outstanding:
Basic	7,368,000	7,341,000
Diluted	7,587,000	7,411,000

Dividends per Share of Common Stock	$ 0.05	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND OCTOBER 4, 2003

(Unaudited)

	2004	2003
Net Sales	$124,952,000	$115,561,000
Cost of sales	88,678,000	83,117,000
Gross Profit	36,274,000	32,444,000
Selling and administrative expenses	30,829,000	28,881,000
Operating Profit	5,445,000	3,563,000
Interest expense, net	548,000	578,000
Income before income taxes	4,897,000	2,985,000
Provision for income taxes	1,652,000	925,000
Income from continuing operations	3,245,000	2,060,000
Income from spun off subsidiary	24,695,000	--
Net Income	$ 27,940,000	$ 2,060,000

Earnings per Share of Common Stock (Note 2):
Basic earnings per share from continuing operations	$ 0.44	$ 0.28
Basic earnings per share from spun off subsidiary	3.36	--
Basic earnings per share	$ 3.80	$ 0.28

Diluted earnings per share from continuing operations	$ 0.43	$ 0.28
Diluted earnings per share from spun off subsidiary	3.28	--
Diluted earnings per share	$ 3.71	$ 0.28

Weighted Average Number of Shares Outstanding:
Basic	7,355,000	7,337,000
Diluted	7,527,000	7,376,000

Dividends per Share of Common Stock	$ 0.15	$ 0.15

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED OCTOBER 2, 2004 AND OCTOBER 4, 2003

(Unaudited)

Note 3

	2004	2003
Net income	$25,555,000	$ 590,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	62,000	21,000
Comprehensive income	$25,617,000	$ 611,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND OCTOBER 4, 2003

(Unaudited)

Note 3

	2004	2003
Net income	$27,940,000	$ 2,060,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	--	756,000
Comprehensive income	$27,940,000	$ 2,816,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF OCTOBER 2, 2004 AND DECEMBER 31, 2003

	2004 (Unaudited)	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 741 ,000	$ 796,000
Accounts receivable, less allowances of $1,480,000 and $1,358,000, respectively	24,920,000	23,511,000
Inventories	25,203,000	25,516,000
Deferred income taxes	4,655,000	4,585,000
Other current assets	2,990,000	3,288,000
Total current assets	58,509,000	57,696,000

Plant and equipment, at cost	116,695,000	115,738,000
Accumulated depreciation and amortization	(82,608,000)	(79,262,000)
Plant and equipment, net	34,087,000	36,476,000
Cost in excess of net assets of purchased businesses, net	14,398,000	14,360,000
Other assets	8,790,000	9,697,000
	$115,784,000	$ 118,229,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 718,000	$ 1,875,000
Current maturities of long-term debt	661,000	2,173,000
Accounts payable	10,564,000	10,159,000
Accrued expenses	11,658,000	10,916,000
Total current liabilities	23,601,000	25,123,000
Long-term debt	242,000	27,785,000
Deferred income taxes	9,408,000	10,017,000
Other liabilities	1,063,000	1,006,000
Commitments and contingencies (Notes 4 and 10)	--	--

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,553,932 and 11,512,474 shares issued, respectively; 7,516,063 and 7,474,605 shares outstanding, respectively	115,000	115,000
Paid-in capital	51,167,000	50,912,000
Retained earnings	62,546,000	35,729,000
Unearned Compensation	(476,000)	(576,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,918,000	2,918,000
Minimum pension liability adjustment, net of $31,000 tax	(55,000)	(55,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	81,470,000	54,298,000
	$115,784,000	$ 118,229,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND OCTOBER 4, 2003

(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net Income	$ 27,940,000	$ 2,060,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	5,730,000	5,861,000
Loss on disposal of plant and equipment	142,000	128,000
Deferred income taxes	(670,000)	(826,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(1,435,000)	(29,000)
Decrease (increase) in inventories	285,000	(435,000)
Decrease in other current assets	649,000	627,000
Increase in accounts payable	496,000	147,000
Increase (decrease) in accrued expenses	1,106,000	(2,474,000)
Other	934,000	1,036,000
Net cash provided by operating activities	35,177,000	6,095,000

Cash Flows from Investing Activities:
Capital expenditures	(3,794,000)	(4,491,000)
Proceeds from sale of plant and equipment	14,000	49,000
Payment for purchased businesses	(37,000)	(1,815,000)
Net cash (used in) investing activities	(3,817,000)	(6,257,000)

Cash Flows from Financing Activities:
Net (decrease) in short-term debt	(1,146,000)	(2,424,000)
Proceeds from long-term debt	4,500,000	14,827,000
Long-term debt repayments	(33,537,000)	(10,750,000)
Payment of dividends	(1,489,000)	(1,478,000)
Exercise of stock options	230,000	38,000
Net cash (used in) provided by financing activities	(31,442,000)	213,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	27,000	118,000
Net (decrease) increase in cash and cash equivalents	(55,000)	169,000
Cash and cash equivalents, beginning of period	796,000	705,000
Cash and cash equivalents, end of period	$ 741,000	$ 874,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

OCTOBER 2, 2004

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

The quarterly financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements.  The consolidated results of operations for the quarter and nine month period ended October 2, 2004 are not necessarily indicative of the results of operations for the full year.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and nine month periods ended October 2, 2004 and October 4, 2003 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the effect of all dilutive stock options and restricted stock shares.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and nine month periods ended October 2, 2004 and October 4, 2003, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

#

(4)

Acquisitions

Viscor:

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $37,000 as a result of contingent consideration earned during the nine month period ended October 2, 2004.  The cumulative additional consideration recorded as goodwill is approximately $0.9 million through October 2, 2004.

MOX-TapeÒ:

On May 23, 2003, Bairnco purchased the MOX-TapeÒ brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., (“Flexfab”) of Hastings, Michigan.  MOX-TapeÒ products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility and power generation markets. The business has been moved to Arlon’s Bear, Delaware plant.  The acquisition has been accounted for under the purchase method of accounting and was financed through available borrowings under Bairnco’s line of credit and a $400,000, non-interest bearing note payable to Flexfab, payable in $100,000 installments over four years.  The note was recorded at a discount, based on average borrowing rates for the Corporation at the time of acquisition.  The purchase price was allocated to the assets acquired based on the fair market value of the assets at the date of acquisition.  The purchase price exceeded the fair value of net assets acquired by approximately $0.5 million.

(5)

Inventories

Inventories consisted of the following as of October 2, 2004 and December 31, 2003:

	2004	2003
Raw materials and supplies	$ 4,813,000	$ 5,402,000
Work in process	7,737,000	6,791,000
Finished goods	12,653,000	13,323,000
Total inventories	$ 25,203,000	$ 25,516,000

#

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of October 2, 2004 and December 31, 2003:

	2004	2003
Salaries and wages	$ 2,352,000	$ 1,768,000
Income taxes	1,128,000	241,000
Insurance	3,041,000	2,903,000
Litigation	341,000	1,243,000
Other accrued expenses	4,796,000	4,761,000
Total accrued expenses	$ 11,658,000	$ 10,916,000

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	October 2, 2004	October 4, 2003
Expected Life	6.4 years	7.1 years
Volatility	28.1%	27.6%
Risk-free interest rate	4.5%	4.5%
Dividend yield	3.27%	3.33%

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and nine-month periods ended October 2, 2004 and October 4, 2003, respectively:

	Quarter Ended Oct. 2, 2004	Quarter Ended Oct. 4, 2003	Nine Months Ended Oct. 2, 2004	Nine Months Ended Oct. 4, 2003
Net Income, as reported	$ 25,555,000	$ 590,000	$ 27,940,000	$ 2,060,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,000)	(12,000)	(29,000)	(36,000)
Net Income, pro forma	$ 25,545,000	$ 578,000	$ 27,911,000	$ 2,024,000
Basic Earnings per Share:
As reported	$ 3.47	$ 0.08	$ 3.80	$ 0.28
Pro forma	$ 3.47	$ 0.08	$ 3.79	$ 0.27
Diluted Earnings per Share:
As reported	$ 3.37	$ 0.08	$ 3.71	$ 0.28
Pro forma	$ 3.37	$ 0.08	$ 3.71	$ 0.27

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

Net periodic pension cost for the U.S. plans included the following for the quarters ended October 2, 2004 and October 4, 2003:

	Quarter Ended October 2, 2004	Quarter Ended October 4, 2003	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003

Service cost-benefits earned during the year	$ 255,000	$ 216,000	$ 765,000	$ 648,000
Interest cost on projected benefit obligation	597,000	581,000	1,792,000	1,743,000
Expected return on plan assets	(764,000)	(639,000)	(2,292,000)	(1,917,000)
Amortization of net obligation at date of transition	8,000	8,000	24,000	24,000
Amortization of prior service cost	12,000	12,000	37,000	36,000
Amortization of accumulated losses	167,000	158,000	500,000	474,000
Net periodic pension cost	$ 275,000	$ 336,000	$ 826,000	$ 1,008,000

Since November 30, 2003, the discount rate used for measuring the benefit obligation has deteriorated so that the accumulated benefit obligation is now in excess of the market value of assets. Bairnco management will continue to analyze the changes in the market value of the pension assets and the impact of the discount rates on the accumulated benefit obligation through its 2004 measurement date (November 30th), and determine whether or not to make a contribution prior to November 30, 2004.

#

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2003 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and nine-month periods ended October 2, 2004 and October 4, 2003 as required under SFAS No. 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
October 2, 2004
Arlon Electronic Materials	$11,874,000	$ 1,300,000	$39,314,000	$5,108,000
Arlon Coated Materials	18,367,000	539,000	54,303,000	2,087,000
Kasco	10,434,000	393,000	31,335,000	1,019,000
Headquarters	--	(855,000)	--	(2,769,000)
	$40,675,000	1,377,000	$124,952,000	$5,445,000

October 4, 2003
Arlon Electronic Materials	$ 10,098,000	$ 785,000	$ 33,038,000	$ 3,086,000
Arlon Coated Materials	17,873,000	1,004,000	52,975,000	2,933,000
Kasco	9,324,000	47,000	29,548,000	119,000
Headquarters	--	(776,000)	--	(2,575,000)
	$ 37,295,000	$ 1,060,000	$115,561,000	$ 3,563,000

The total assets of the segments as of October 2, 2004 and December 31, 2003 are as follows:

	2004	2003

Arlon EM	$ 23,862,000	$ 24,424,000
Arlon CM	48,315,000	47,875,000
Kasco	28,556,000	29,838,000
Headquarters	15,051,000	16,092,000
	$ 115,784,000	$ 118,229,000

 (10)

Contingencies

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the third quarter Bairnco obtained final resolutions of three long-pending lawsuits.

In one of these lawsuits (the “Transactions Lawsuit’),  trustees representing asbestos claimants brought claims of over $700 million against Bairnco, its subsidiaries, and other defendants.   A judgment in favor of the defendants was affirmed in May 2004 by the U.S. Court of Appeals for the Second Circuit.  Plaintiffs’ time to seek review by the United States Supreme Court of the Court of Appeals’ decision expired in August 2004.

A second lawsuit by these trustees against Bairnco (the “NOL Lawsuit”), involving a dispute over federal income tax refunds that had been held in escrow since the 1990s, was settled in September 2004. Pursuant to a settlement agreement dated September 10, 2004, Bairnco received $24,695,000 (about 70 percent of the escrowed funds), and the NOL Lawsuit was dismissed with prejudice.

The final resolution of the Transactions Lawsuit in favor of Bairnco resulted in the final resolution of a third lawsuit brought by these trustees (the “Properties Lawsuit”), involving a dispute over the title to certain real and personal property.  In 2001, when the Properties Lawsuit was dismissed, without prejudice, against Bairnco and its Arlon subsidiary, the parties agreed that this dispute would be determined in accordance with the final resolution of the Transactions Lawsuit.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of October 2, 2004.

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

Comparison of Third Quarter 2004 to Third Quarter 2003

Sales in the third quarter 2004 were $40,675,000, an increase of 9.1% from $37,295,000 in 2003. Arlon's Electronic Materials sales were up 17.6% primarily due to strong growth in the industrial and commercial markets. Arlon’s Coated Materials sales were up 2.8% on modest improvements in most of its served markets. Kasco's sales increased 11.9% from the third quarter 2003 from increased service and repair revenues in the U.S., improved European sales and the currency translation effect of the weakened U.S. dollar versus the British Pound and the Euro. Kasco’s European sales increased over 2003 when meat consumption was unfavorably impacted by the hot European summer.

Gross profit increased 11.1% to $11,533,000 from $10,385,000 due to increased sales and improved efficiencies from increased production volumes. The gross profit margin as a percent of sales increased to 28.4% from 27.9%. The third quarter 2004 and 2003 gross profit was reduced by $263,000 and $456,000, respectively, from relocation and closing expenses of the East Providence facility related to the consolidation of Arlon’s industrial engineered coated products businesses.

Selling and administrative expenses increased 8.9% to $10,156,000 from $9,325,000 due to the increased sales.  As a percent of sales, selling and administrative expenses were unchanged at 25.0%.

Net interest expense decreased to $149,000 in 2004 as compared to $205,000 in 2003 due primarily to lower average debt outstanding as debt was paid down from strong cash generation from operations as well as the funds received from the contingent asset settlement of the NOL Lawsuit.

The effective tax rate for the third quarter 2004 was 30.0% versus 31.0% for the third quarter 2003.  The tax rate in the third quarter has been adjusted down from the 35% booked during the first six months of 2004 to reflect the expected annual effective tax rate for the year. The benefit obtained from the Extraterritorial Income Exclusion (“EIE”), a statutory exclusion from taxable income, will be in effect in 2004 and will now be repealed effective January 1, 2005.

Income from continuing operations increased 45.8% to $860,000 as compared to $590,000 in the third quarter of 2003.  Diluted earnings per common share from continuing operations increased to $0.11 from $0.08 as a result of increased earnings. No shares were repurchased on the open market during the third quarter of 2004. Net income for the third quarter 2004 was $25,555,000 reflecting the impact of the $24,695,000 settlement of the NOL Lawsuit. Diluted earnings per share of common stock from the settlement was $3.25 for the quarter ended October 2, 2004.

Comparison of First Nine Months 2004 to First Nine Months 2003

Sales for the first nine months of 2004 increased 8.1% to $124,952,000 from $115,561,000 in 2003 as the majority of Bairnco’s US served markets experienced growth with the improved economy. The currency translation effect of the weakened U.S. dollar versus the British Pound and the Euro also contributed to improved European sales.

Gross profit improved 11.8% to $36,274,000 from $32,444,000 on higher sales and production volumes. The nine months gross profit for 2004 and 2003 was reduced by $1,089,000 and $1,029,000, respectively, from relocation and closing expenses of the East Providence facility related to the consolidation of Arlon’s industrial engineered coated products businesses.

Selling and administrative expenses increased 6.7% to $30,829,000 from $28,881,000 on increased sales.

The effective tax rate for the first nine months of 2004 was 33.7% versus 31.0% for 2003.

Income from continuing operations increased 57.5% to $3,245,000 from $2,060,000 and diluted earnings per common share from continuing operations increased 53.6% to $0.43 from $0.28 in 2003. Net income for the first nine months of 2004 was $27,940,000 reflecting the impact of the $24,695,000 settlement of the NOL Lawsuit.

Dividend

The third quarter cash dividend of $0.05 per share was paid on September 24, 2004 to stockholders of record on August 30, 2004.

Credit Agreement

The Corporation has in place a credit agreement that expires in February 2005. It is the Corporation’s intent to structure a new financing agreement prior to the end of 2004.  There can be no assurance that the Corporations’ plans will be successfully executed.

Liquidity and Capital Resources

At October 2, 2004, Bairnco had working capital of $34.9 million compared to $32.6 million at December 31, 2003.  The increase in accounts receivable was due to the increase in sales during the third quarter 2004 compared to the fourth quarter 2003.  The decreases in short-term debt and current maturities of long-term debt were due to the pay down of all domestic borrowing under the Corporation’s credit agreement as a result of the $24.7 million settlement of the NOL lawsuit.

The Board has authorized management to continue its stock repurchase program subject to market conditions and capital requirements of the business.  During the third quarter of 2004 Bairnco repurchased no shares of its common stock on the open market.

At October 2, 2004, Bairnco’s total debt outstanding was $1,621,000 compared to $31,833,000 at the end of 2003. The decrease was due to the pay down of all domestic borrowings under the Corporation’s credit agreement as a result of the $24.7 million settlement of the NOL lawsuit and strong cash generation from operations during the nine months ended October 2, 2004. At October 2, 2004, approximately $45.4 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement"), which expires in February 2005.  In addition, approximately $5.6 million was available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,540,000 of capital expenditures during the third quarter of 2004. Total capital expenditures for 2004 are expected to approximate $7.0 million.

Cash provided by operating activities plus the amounts available under the existing credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2004.

Litigation

On September 10, 2004 Bairnco and the Keene Creditors Trust signed an agreement to settle the NOL Lawsuit. The NOL Lawsuit involved a dispute between Bairnco and the Trust over tax refunds that had been held in an escrow account since the mid-1990s. Under the agreement, Bairnco received $24,695,000. These tax refunds which had not previously been included in Bairnco's financial statements and which are not subject to any federal or state income tax, are included as income from spun off subsidiary in the accompanying condensed income statements. Consequently, Bairnco’s stockholders’ investment increased by $24,695,000. The funds were used to repay outstanding debt.

Along with the May 2004 affirmance by the U.S. Court of Appeals for the Second Circuit of the dismissal of the Transactions Lawsuit brought by the Trust against Bairnco, Bairnco's subsidiaries and others, the settlement of the NOL Lawsuit concludes more than a decade of litigation against Bairnco that arose out of transactions with its former subsidiary, Keene Corporation.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of October 2, 2004.

Industrial Consolidation

For the third quarter 2004 approximately $292,000 of consolidation and startup expenses were incurred plus $659,000 of capital expenditures were made in connection with the plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas.  Year to date consolidation and startup expenses were approximately $1,212,000 plus $1,016,000 of capital expenditures in connection with the plan. Total consolidation and startup expenses for 2004 are expected to be $1.4 million. Capital expenditures for 2004 are forecast to be approximately $1.1 million.

Through October 2, 2004, total expected severance costs of $432,000 had been expensed since the first quarter of 2003, with no additional costs expensed during the quarter ended October 2, 2004.  The severance costs were charged to cost of sales in the consolidated statement of operations.  Accrued severance costs at October 2, 2004 were $44,000.  A total of $388,000 in severance costs have been paid, including $110,000 during the quarter ended October 2, 2004.

Business Outlook

The outlook for 2004 is for improved sales and earnings. In the third quarter in addition to the normal seasonal downturn in a number of our served markets, several of the Corporation’s served markets were weaker compared to the growth rates during the first half of 2004.

A stronger fourth quarter is expected compared to both the third quarter this year and the prior year fourth quarter. Consolidation expenses related to the industrial consolidation in San Antonio, Texas, are expected to approximate $170,000 in the fourth quarter 2004 as compared to $737,000 in the fourth quarter last year and $292,000 in the third quarter of this year. The final relocation of equipment from the East Providence facility and installation at the San Antonio facility were completed during the third quarter.

On October 4, 2004, Kasco’s 30 hourly union employees at its manufacturing and distribution facility located in St. Louis, Missouri went on strike. Kasco’s management continues to successfully operate the St. Louis plant while the employees remain on strike.

During the third quarter Arlon Electronic Materials new fabrication center in Suzhou, China, became operational. The center inventories and converts laminates for our customers in China. In addition, initial plans have been approved to open a manufacturing plant which is expected to be in production by the end of 2005.

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

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on October 2, 2004 would change interest expense and hence change net income of the Corporation by approximately $11,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at October 2, 2004, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended October 2, 2004.

	2004	2005	2006	2007	2008	Total	Fair Value
Short Term Debt	-	647	-	-	-	647	647
Long Term Debt - Revolving line of credit (interest @ 3.25%)	-	561	-	-	-	561	561
Note Payable	-	100	100	100	-	300	289
Foreign Loan Facility	17	72	35	-	-	124	124

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years. Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.7% and 17.6% of total sales, respectively, for the quarter and nine-month periods ended October 2, 2004.  Net assets maintained in a functional currency other than U.S. dollars at October 2, 2004 were approximately 10.0% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At October 2, 2004, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during the third quarter of 2004, would have increased revenues by $632,000 and $1,926,000, respectively, for the quarter and nine-month period ended October 2, 2004, and increased operating profit by $39,000 and $128,000, respectively for the quarter and nine-month period ended October 2, 2004.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended October 2, 2004, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CAO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the third quarter Bairnco obtained final resolutions of three long-pending lawsuits.

In one of these lawsuits (the “Transactions Lawsuit’),  trustees representing asbestos claimants brought claims of over $700 million against Bairnco, its subsidiaries, and other defendants.   A judgment in favor of the defendants was affirmed in May 2004 by the U.S. Court of Appeals for the Second Circuit.  Plaintiffs’ time to seek review by the United States Supreme Court of the Court of Appeals’ decision expired in August 2004.

A second lawsuit by these trustees against Bairnco (the “NOL Lawsuit”), involving a dispute over federal income tax refunds that had been held in escrow since the 1990s, was settled in September 2004. Pursuant to a settlement agreement dated September 10, 2004, Bairnco received $24,695,000 (about 70 percent of the escrowed funds), and the NOL Lawsuit was dismissed with prejudice.

The final resolution of the Transactions Lawsuit in favor of Bairnco resulted in the final resolution of a third lawsuit brought by these trustees (the “Properties Lawsuit”), involving a dispute over the title to certain real and personal property.  In 2001, when the Properties Lawsuit was dismissed, without prejudice, against Bairnco and its Arlon subsidiary, the parties agreed that this dispute would be determined in accordance with the final resolution of the Transactions Lawsuit.

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of October 2, 2004.

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2004.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended October 2, 2004 and October 4, 2003.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Nine Months ended October 2, 2004 and October 4, 2003.

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

DATE: November 8, 2004

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

October 2, 2004

#