Form 10-K
period 2004-12-31
BAIRNCO CORP /DE/
filed 2005-03-10
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

On July 3, 2004, the aggregate market value of the Registrant's voting stock held by non-affiliates was $62,146,742.

On March 1, 2005, there were 7,535,063 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2004.  Part III incorporates information by reference from the Proxy Statement dated March 14, 2005 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 21, 2005.

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

In February of 2000 Bairnco purchased certain assets of the materials business (“Signtech”) of Signtech USA, Ltd., a manufacturer of laminated vinyl fabrics designated for use in the commercial graphics market.  In January 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  Viscor's engineered, coated products include transfer adhesives, single and double-coated foam and film tapes, and other custom coated products.  The acquisitions complemented Arlon's graphic and industrial products with product line extensions, additional brand recognition, and penetration into new customer segments and markets.  The acquisitions also expanded Arlon's coating and converting capacity.

To improve productivity, reduce costs and improve product development focus, Arlon's Northbrook, Illinois facility was closed on December 31, 2001 and production was transferred to Arlon's Santa Ana, California and East Providence, Rhode Island plants.

In 2003 the Board of Directors approved a plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal was to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The consolidation project was substantially completed at the end of 2004.  Total inception to date consolidation expenses were approximately $2,992,000 plus $3,600,000 of capital expenditures in connection with the plan. In addition, Arlon’s East Providence, Rhode Island facility was sold for $2.0 million in the fourth quarter of 2004 which resulted in a gain of $1.2 million.

During the second quarter of 2003, Arlon, Inc. purchased the MOX-Tape® brand of products, including inventory and related equipment, from Flexfab Horizons International, Inc., of Hastings, Michigan.  The business was moved to Arlon’s Bear, Delaware plant.  MOX-Tape® products consist of un-reinforced and reinforced silicone, self-fusing tapes used in a broad range of applications and markets, including high temperature electrical and mechanical insulation for the military, aerospace, automotive, utility, and power generation markets.  The acquisition expanded Arlon’s self-fusing silicone tapes product line with the addition of the reinforced tapes.  Arlon is a leader in semi-cured and uncured precision-calendered silicone, silicone-coated fabrics, and silicone self-fusing tapes.

At December 31, 2004, Bairnco employed 783 persons including 18 headquarters personnel. Bairnco's operations occupy approximately 861,000 square feet of factory and office space at its principal locations. There is an additional 25,000 square feet of leased space used as field warehouses throughout North America.

b. & c.

Financial Information about Industry Segments and Narrative Description of Business

Bairnco Corporation is a diversified multinational company that operates two businesses. Arlon’s two segments are Electronic Materials and Coated Materials, which design, manufacture and sell products under the Arlon brand identity to electronic, industrial and commercial markets.  Arlon products are based on common technologies in coating, laminating, polymers and dispersion chemistry.  Replacement Products and Services are manufactured and distributed under the Kasco brand identity principally to supermarkets, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe.  Kasco also manufactures small band saw blades for cutting metal and wood, and large band saw blades for use at lumber mills.  In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries.

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 38 through 40 and on pages 4 through 7 of Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.  This information should be read in conjunction with the "Financial History" set forth under “Item 6. SELECTED FINANCIAL DATA” of this filing, and "Management's Discussion and Analysis" set forth on pages 10 through 18 of Bairnco's 2004 Annual Report to Stockholders, which is incorporated herein by reference.

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

Arlon is known worldwide as a premier supplier of high technology materials to the printed circuit board (PCB) industry.  Arlon products are marketed principally to original equipment manufacturers (OEM’s) and PCB manufacturers by a direct technical sales force, as well as, distributors in the US, and through distributors and manufacturer’s representatives in Europe, the Middle East, and Asia-Pacific, supported by direct technical sales specialists. Arlon’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as, other high performance thermoset laminates. These materials are used in demanding commercial and military market applications including high density interconnect (HDI), surface mount technology (SMT), heat sink bonding, semiconductor testing, wireless communications and microvia PCB's. The microwave and RF product area offers fluoropolymers (i.e. PTFE), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems (PCS), high frequency military electronics, microwave antennas and base stations. These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone bagging materials for producing composite parts; silicone insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone materials for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone film adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards.

Competition

There are numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Corporation’s.

Competition for Arlon's products varies by product line and type of customer.  Competition for established lines is usually based on one or more elements such as specification position, lead time, price, product performance, or technical support and customer service. It may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, as well as the development of materials for new applications.  As an example, for some high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of specified standards can be the critical competitive element.  In addition, Arlon sells a significant portion of its circuit board materials into the Far East and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Distribution

Arlon products are marketed by company sales personnel, as well as outside sales representatives and distributors in North and South America, Europe, the Middle East, Asia-Pacific, and other international markets.

Raw Materials and Purchased Parts

The essential raw materials used in Arlon Electronic Materials are silicone rubber, fiberglass cloth, pigments, copper foil, aluminum and Alloy 600 foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon™ or polytetrafluoroethylene (PTFE) resin, polyimide resin, epoxy resins, other thermoset resins, as well as, various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in Arlon Electronic Materials’ products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a "sole source" basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable. Current suppliers are located in the United States, Asia, and Europe.

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

#

KASCO REPLACEMENT PRODUCTS AND SERVICES SEGMENT

Description of Business

Kasco is a leading provider of meat-room products and repair services for the meat, deli, and seafood departments of supermarkets; for restaurants; for meat, poultry and fish processing plants; and for manufacturers and distributors of electrical saws and cutting equipment throughout North America, Europe, Asia, and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s products and services are sold under a number of brand names including Kasco in the United States and Canada, Atlantic Service Co. in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

Competition and Marketing

Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies.  The principal methods of competition are product quality, geographic coverage capability to service customers, equipment repair service capability, and product price.

Kasco has a significant distribution network that reaches over 20,000 retail grocery stores, restaurants, delis, and processing plants in the US, Canada, Europe, Latin America and Asia.  Kasco’s distribution network is made up of corporate-direct salesmen, route salesmen, repair service technicians, and distributors who have in-depth knowledge of the local markets and each customer’s needs.  Kasco’s geographic reach also includes product sourcing.  Kasco manufactures or sources high quality and competitively priced meat room cutting blades, butcher supplies, and repair parts, from factories and suppliers around the world.

During 2003 and 2004, Kasco completed major investments in facilities and manufacturing productivity projects, which boosted Kasco’s competitive cost structure and improved product quality and distribution capability.  Revenue, earnings, and cash flow all improved solidly in 2004 versus 2003.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation and the industry’s shift to “Case Ready” product offerings.  Kasco has responded by successfully diversifying into repair and maintenance services for the retail grocery industry, and by globally sourcing and effectively distributing high quality and competitively priced butcher supplies and equipment.  During 2005, Kasco will continue to diversify and expand its repair services business and butcher supplies distribution business. Kasco will expand meat band capacity in 2005 with investment in new Normac and Alo Teknik equipment at the Matamoros, Mexico plant.  Kasco will also make investments in new productivity projects during 2005, to further improve our cost position, product quality, and distribution capability.

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

FOREIGN OPERATIONS

The Corporation has foreign operations located in Canada, Mexico, China, the United Kingdom, France and Germany.  Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 38 through 40 of Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2004, 2003 and 2002 were approximately $43,557,000, $37,668,000 and $38,720,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

#

Item 2.

PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date.

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	861,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Electronic Materials

Bear, DE	135,000	Owned
Rancho Cucamonga, CA	80,000	Owned
Suzhou New District, PRC	16,000	Leased (Expires 2005)

Arlon Coated Materials

Dallas, TX	75,000	Leased (Expires 2005)
San Antonio, TX	87,000	Leased (Expires 2008)
San Antonio, TX	16,000	Leased (Expires 2008)
Santa Ana, CA	124,000	Leased (Expires 2008)
San Antonio, TX	138,000	Leased (Expires 2012)

Kasco Replacement Products and Services

Gwent, Wales, UK	25,000	Owned
Montreal, Canada	11,000	Leased (Expires 2006)
Pansdorf, Germany	18,000	Owned
Paris, France	22,000	Leased (Expires 2009)
St. Louis, MO	78,000	Owned
Field Warehouses:
42 locations in North America	25,000	Leased

Item 3.

LEGAL PROCEEDINGS

As discussed in "Management's Discussion and Analysis" set forth on pages 10 through 18 of Bairnco's 2004 Annual Report to Stockholders, which is incorporated herein by reference, in the third quarter Bairnco obtained final resolutions of three long-pending lawsuits.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of December 31, 2004.

#

Item 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (63)

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

Larry D. Smith (55)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities.  Most recently, Mr. Smith was Vice President Human Resources for Emerson’s Therm-O-Disc, Inc. division in Mansfield, Ohio.

Lawrence C. Maingot (45)

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

#

PART II

Item 5.

MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. & c.    Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 19 of Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.  Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ.  Data on dividends paid is included in the Consolidated Statements of Operations on page 21 of Bairnco's 2004 Annual Report to Stockholders, which is incorporated herein by reference. In November the Board of Directors increased the quarterly cash dividend to $.06 per share from $.05 per share. The total dividend for 2004 was $0.21 per share.  The Board continues to review the dividend on a quarterly basis.

b.   The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2004 was 944.

#

Item 6.

SELECTED FINANCIAL DATA

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included in Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.  The balance sheet data as of December 31, 2004 and the statement of operations data for the fiscal year then ended, were derived from the consolidated financial statements and notes thereto that have been audited by Grant Thornton LLP, independent registered public accounting firm. The balance sheet data as of December 31, 2003 and 2002 and the statement of operations data for the fiscal years ended December 31, 2003 and 2002 were derived from the consolidated financial statements and notes thereto that were audited by Ernst & Young LLP, independent registered public accounting firm. The balance sheet data as of December 31, 2001 and 2000 and the statement of operations data for the fiscal years ended December 31, 2001 and 2000 were derived from the consolidated financial statements and notes thereto that were audited by Arthur Andersen LLP. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.

#

FINANCIAL HISTORY

		2004	2003	2002	2001	2000
Summary of Operations ($ in thousands)
Net sales		$165,496	152,696	154,354	160,369	187,513
Gross profit		$47,884	42,871	44,991	46,535	60,556
Earnings before provision for litigation costs, interest and taxes (a)		$8,057	4,623	6,802	7,395	16,544
Provision for litigation costs		$--	--	4,000	6,200	1,000
Operating profit		$8,057	4,623	2,802	1,195	15,544
Interest expense, net		$566	768	1,005	2,486	3,481
Income (loss) before income taxes		$7,491	3,855	1,797	(1,291)	12,063
Provision (benefit) for income taxes		$2,372	1,206	436	(983)	3,830
Income (loss) from continuing operations		$5,119	2,649	1,361	(308)	8,233
Income from spun off subsidiary		$25,710	--	--	--	--
Net income (loss)		$30,829	2,649	1,361	(308)	8,233
Return from operations on:
Net sales	%	3.1	1.7	0.9	(0.2)	4.4
Average stockholders’ investment	%	7.7	5.0	2.7	(0.6)	15.9
Average capital employed	%	6.5	3.7	2.4	1.3	10.8

Yearend Position ($ in thousands)
Working capital		$38,220	32,573	23,850	25,801	34,926
Working capital as a % of sales	%	23.1	21.3	15.5	16.1	18.6
Plant and equipment, net		$34,429	36,476	37,468	42,602	47,341
Total assets		$118,781	118,229	115,584	118,255	135,769
Total debt		$1,924	31,833	27,747	33,584	46,190
Stockholders’ investment		$84,767	54,298	51,516	50,018	52,709
Capital employed		$86,691	86,131	79,263	83,602	98,899

Per Common Share Data
Basic Earnings (loss) per share from continuing operations		$0.70	0.36	0.19	(0.04)	1.09
Basic Earnings per share from spun off subsidiary		$3.49	--	--	--	--
Basic earnings (loss) per share		$4.19	0.36	0.19	(0.04)	1.09
Diluted Earnings (loss) per share from continuing operations		$0.68	0.36	0.19	(0.04)	1.09
Diluted Earnings per share from spun off subsidiary		$3.40	--	--	--	--
Diluted earnings (loss) per share		$4.07	0.36	0.19	(0.04)	1.09
Cash dividend		$0.21	0.20	0.20	0.20	0.20
Stockholders’ investment		$11.20	7.35	7.02	6.82	7.21
Market price:
High		$11.9000	7.1500	6.1000	8.4000	8.0000
Low		$6.0000	4.6500	4.6900	5.1500	6.0625

Other Data (in thousands)
Depreciation and amortization		$7,668	7,797	8,113	9,082	9,097
Capital expenditures		$5,996	5,664	3,811	3,081	6,388
Weighted average common shares outstanding		7,362	7,338	7,332	7,321	7,567
Weighted average diluted common shares outstanding		7,569	7,391	7,337	7,321	7,678

Current ratio		2.7	2.3	1.7	1.8	2.0
Number of registered common stockholders at yearend		944	992	1,066	1,148	1,246
Average number of employees		770	755	789	841	926
Sales per employee		$214,930	202,250	195,600	190,700	202,500

(a) Excludes impact of pre-tax provisions for litigation costs of $4.0 million in 2002, $6.2 million in 2001 and $1.0 million in 2000.

#

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 18 of Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point increase (decrease) in market rates in effect on December 31, 2004 would increase (decrease) interest expense and hence reduce (increase) the net income of the Corporation by approximately $13,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2004, categorized by type of instrument and by year of maturity.  There have been no changes in market risk factors for the year ended December 31, 2004.

	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Short Term Debt	$1,030	$ --	$ --	$ --	$1,030	$1,030
Long Term Debt:
Revolving line of credit (3.3125% Interest Rate)	483	--	--	--	483	483
Note Payable	100	100	100	--	300	291
Foreign Loan Facility	80	40	--	--	120	120

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.1% of total sales.  Net assets maintained in a functional currency other than U.S. dollars at December 31, 2004 were approximately 11.2% of total net assets. The translation effect of changes in foreign currency exchange rates has not historically been significant.  At December 31, 2004, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during 2004, would have resulted in an increase of revenues by $2.6 million, and an increase of operating profit by $188,000.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years.  Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 25 through 40 and the "Quarterly Results of Operations (Unaudited)" on page 19 of Bairnco's 2004 Annual Report to Stockholders which is incorporated herein by reference.  Financial Statement Schedules are included in Part IV of this filing.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors and the audit committee of Bairnco is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

Item 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

#

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Bairnco, which has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees charged for professional audit services rendered by Grant Thornton, LLP and Ernst & Young, LLP for the audit of the Company’s financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services during those years. Grant Thornton, LLP was the principal accountant of the Company beginning in the second quarter of 2004.  Ernst & Young, LLP was the principal accountant of the Company during 2003 and the first quarter of 2004.

	2004	2003
Audit fees (1)	$198,600	$160,100
Audit related fees (2)	34,600	13,700
Tax fees (3)	8,000	32,500
All other fees	--	--
Total	$241,200	$206,300

(1)

Audit fees consisted of audit work (including the tax accrual review) performed in connection with the preparation of the quarterly and year end financial statements, European statutory audits and review of documents filed with the SEC.

(2)

Audit related fees consisted of audits of employee benefit plans, consulting related to Section 404 of the Sarbanes-Oxley Act (Ernst & Young LLP only) and a review of the NOL Lawsuit settlement (Grant Thornton LLP only).

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

The Audit Committee pre-approved all audit services, audit related services and tax review and compliance services for the Corporation by Ernst & Young and Grant Thornton during 2004.

#

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)

1.  Financial Statements

Included in the 2004 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

·

Report of Independent Registered Public Accounting Firms;

·

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002;

·

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002;

·

Consolidated Balance Sheets as of December 31, 2004 and 2003;

·

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002;

·

Consolidated Statements of Stockholders' Investment for the years ended December 31, 2004, 2003 and 2002;

·

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

·

Financial Statement Schedule for the years ended December 31, 2004, 2003 and 2002:

Schedule II - Valuation and Qualifying Accounts on page 23 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3.  See Index to Exhibits on pages 26 through 29 of this Annual Report on Form 10-K.

b)

Reports on Form 8-K

•

Fourth Quarter 2004 press release dated October 4, 2004

•

Fourth Quarter 2004 press release dated December 17, 2004 (sale of Arlon’s East Providence, Rhode Island facility)

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance				Balance
Year Ended	Beginning		Accounts		End
December 31,	of Year	Expenses	Written-off	Recoveries	of Year
2004
Allowance for
doubtful accounts	$1,358,000	$ 877,000	$ (713,000)	$24,000	$1,546,000

2003
Allowance for
doubtful accounts	$1,295,000	$ 371,000	$ (308,000)	$ --	$1,358,000

2002
Allowance for
doubtful accounts	$2,698,000	$1,296,000	$(2,699,000)	$ --	$1,295,000

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: March 10, 2005	By: /s/ Lawrence C. Maingot
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

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Exhibit 3 to Bairnco’s Current Report on Form 8-K dated February 24, 2000.

#

Description	Incorporated Herein by Reference To
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc. as successor to Keene Corporation.	Exhibit 99 to Bairnco's Form 10-Q for the fiscal quarter ended June 29, 2002.
Ernst & Young Preferability Letter Dated January 30, 2003 Re: Change in Actuarial Valuation Measurement Date for Pension Plans.	Exhibit 18 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
Commercial/Industrial Lease dated December 18, 2002 between The Ben-Tal Family Trust and Arlon-Viscor LTD., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
First Lease Renewal Agreement, dated February 15, 2003, between Arlon Signtech Ltd, a Texas limited partnership and RAM Global, Ltd., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2003.
Calculation of Basic and Diluted Earnings per Share for the years ended December 31, 2004, 2003 and 2002.	Exhibit 11 filed herewith.
2004 Annual Report to Stockholders.	Exhibit 13 filed herewith.
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Registered Public Accounting Firm.	Exhibit 23.1 filed herewith.
Consent of Independent Registered Certified Public Accounting Firm.	Exhibit 23.2 filed herewith.
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1 filed herewith.
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2 filed herewith

Description	Incorporated Herein by Reference To
Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 filed herewith.
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 filed herewith.
Report of Independent Registered Public Accounting Firm.	Exhibit 99 filed herewith.

#