Form 10-Q
period 2005-04-02
BAIRNCO CORP /DE/
filed 2005-05-04
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

7,536,738 shares of Common Stock Outstanding as of April 20, 2005.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2005 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; renegotiation of the Corporation’s Credit Agreement; the market demand and acceptance of the Corporation’s existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the impact on production output and costs from the availability of energy sources and related pricing; the costs and other effects of complying with environmental regulatory requirements; disruptions in operations due to labor disputes;  and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Unaudited)

	2005	2004
Net Sales	$ 40,122,000	$ 42,577,000
Cost of sales	28,039,000	29,880,000
Gross Profit	12,083,000	12,697,000
Selling and administrative expenses	10,515,000	10,564,000
Operating Profit	1,568,000	2,133,000
Interest expense, net	26,000	202,000
Income before income taxes	1,542,000	1,931,000
Provision for income taxes	540,000	676,000
Net Income	$ 1,002,000	$ 1,255,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.14	$ 0.17
Diluted	$ 0.13	$ 0.17

Weighted Average Number of Shares Outstanding:
Basic	7,399,000	7,342,000
Diluted	7,675,000	7,431,000

Dividends per Share of Common Stock	$ 0.06	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Unaudited)

Note 3

	2005	2004
Net income	$ 1,002,000	$ 1,255,000
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(348,000)	(107,000)
Comprehensive income	$ 654,000	$ 1,148,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF APRIL 2, 2005 AND DECEMBER 31, 2004

	2005 (Unaudited)	2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,495,000	$ 3,451,000
Accounts receivable, less allowances of $1,516,000 and $1,546,000, respectively	25,470,000	24,912,000
Inventories	26,783,000	24,964,000
Deferred income taxes	3,517,000	3,518,000
Other current assets	3,113,000	4,184,000
Total current assets	60,378,000	61,029,000

Plant and equipment, at cost	118,997,000	117,234,000
Accumulated depreciation and amortization	(84,190,000)	(82,805,000)
Plant and equipment, net	34,807,000	34,429,000
Cost in excess of net assets of purchased businesses, net	14,492,000	14,542,000
Other assets	8,234,000	8,781,000
	$ 117,911,000	$ 118,781,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,033,000	$ 1,030,000
Current maturities of long-term debt	518,000	663,000
Accounts payable	10,965,000	10,601,000
Accrued expenses	9,150,000	10,515,000
Total current liabilities	21,666,000	22,809,000
Long-term debt	213,000	231,000
Deferred income taxes	9,736,000	9,741,000
Other liabilities	1,223,000	1,233,000
Commitments and contingencies (Notes 4 and 10)	--	--

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,574,607 and 11,562,682 shares issued, respectively; 7,536,738 and 7,524,813 shares outstanding, respectively	116,000	116,000
Paid-in capital	51,294,000	51,222,000
Retained earnings	65,535,000	64,984,000
Unearned Compensation	(411,000)	(442,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	3,345,000	3,693,000
Minimum pension liability adjustment, net of $3,500 tax	(61,000)	(61,000)
Treasury stock, at cost, 4,037,869 shares	(34,745,000)	(34,745,000)
Total stockholders’ investment	85,073,000	84,767,000
	$ 117,911,000	$ 118,781,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 1,002,000	$ 1,255,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	1,845,000	2,005,000
Loss on disposal of plant and equipment	22,000	55,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(755,000)	(3,588,000)
(Increase) in inventories	(2,052,000)	(1,029,000)
Decrease in other current assets	1,066,000	218,000
Increase in accounts payable	448,000	2,475,000
(Decrease) increase in accrued expenses	(833,000)	707,000
Other	538,000	416,000
Net cash provided by operating activities	1,281,000	2,514,000

Cash Flows from Investing Activities:
Capital expenditures	(2,325,000)	(937,000)
Proceeds from sale of plant and equipment	6,000	7,000
Payment for purchased businesses	(5,000)	(21,000)
Net cash (used in) investing activities	(2,324,000)	(951,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	41,000	(811,000)
Proceeds from long-term debt	-	4,000,000
Long-term debt repayments	(135,000)	(3,609,000)
Payment of dividends	(894,000)	(741,000)
Exercise of stock options	72,000	14,000
Net cash (used in) financing activities	(916,000)	(1,147,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3,000	12,000
Net (decrease) increase in cash and cash equivalents	(1,956,000)	428,000
Cash and cash equivalents, beginning of period	3,451,000	796,000
Cash and cash equivalents, end of period	$ 1,495,000	$ 1,224,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APRIL 2, 2005

(Unaudited)

(1)

Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries (“Bairnco” or the “Corporation”) after the elimination of all material intercompany accounts and transactions.

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.  Management believes the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations for all interim periods presented.

The quarterly financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements.  The consolidated results of operations for the quarter ended April 2, 2005 are not necessarily indicative of the results of operations for the full year.

New accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement was adopted effective January 1, 2005 and its provisions applied prospectively. The adoption of this statement had no impact on the Corporation’s financial position or results of operations for the first quarter of 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The statement, as issued, is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged. The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS 123R, allowing issuers to adopt the fair value provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. The Corporation has not yet determined what the impact on its financial position, results of operations or disclosures will be nor has it decided whether it will adopt the statement prior to the first quarter 2006.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters ended April 2, 2005 and April 3, 2004 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options and restricted stock shares.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters ended April 2, 2005 and April 3, 2004, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Acquisitions

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $5,000 as a result of contingent consideration earned during the quarter ended April 2, 2005.  The cumulative additional consideration recorded as goodwill is approximately $1.0 million through April 2, 2005.

(5)

Inventories

Inventories consisted of the following as of April 2, 2005 and December 31, 2004:

	2005	2004
Raw materials and supplies	$ 5,117,000	$ 9,326,000
Work in process	8,718,000	7,268,000
Finished goods	12,948,000	8,370,000
Total inventories	$ 26,783,000	$ 24,964,000

#

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of April 2, 2005 and December 31, 2004:

	2005	2004
Salaries and wages	$ 1,828,000	$ 2,404,000
Income taxes	515,000	624,000
Insurance	2,653,000	2,709,000
Litigation	114,000	108,000
Other accrued expenses	4,040,000	4,670,000
Total accrued expenses	$ 9,150,000	$ 10,515,000

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

(7)

Stock Incentive Plan

The Corporation accounts for stock options using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”). Accordingly, no compensation expense has been recognized for stock options granted under any of our stock plans as the exercise price of all options granted was equal to the current market value of our stock on the grant date.  SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method prescribed by APB No. 25, but requires pro-forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS No. 123 been adopted.

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	April 2, 2005	April 3, 2004
Expected Life	5.0 years	6.95 years
Volatility	27.6%	27.1%
Risk-free interest rate	4.5%	4.5%
Dividend yield	2.12%	3.32%

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters ended April 2, 2005 and April 3, 2004, respectively:

	Quarter Ended April 2, 2005	Quarter Ended April 3, 2004
Net Income, as reported	$1,002,000	$ 1,255,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,000)	(8,000)
Net Income, pro forma	$ 995,000	$ 1,247,000
Basic Earnings per Share:
As reported	$ 0.14	$ 0.17
Pro forma	$ 0.13	$ 0.17
Diluted Earnings per Share:
As reported	$ 0.13	$ 0.17
Pro forma	$ 0.13	$ 0.17

(8)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters ended April 2, 2005 and April 3, 2004:

	Quarter Ended April 2, 2005	Quarter Ended April 3, 2004

Service cost-benefits earned during the year	$ 265,000	$ 262,000
Interest cost on projected benefit obligation	617,000	593,000
Expected return on plan assets	(787,000)	(658,000)
Amortization of net obligation at date of transition	--	8,000
Amortization of prior service cost	12,000	13,000
Amortization of accumulated losses	142,000	181,000
Net periodic pension cost	$ 249,000	$ 399,000

During the fourth quarter of 2005 the Corporation expects to contribute an amount not to exceed its expected 2005 pension expense of $1.0 million.

#

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2004 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters ended April 2, 2005 and April 3, 2004 as required under SFAS No. 131 is as follows:

	Net Sales	Operating Profit (Loss)
April 2, 2005
Arlon Electronic Materials	$12,428,000	$ 1,364,000
Arlon Coated Materials	16,663,000	798,000
Kasco	11,031,000	97,000
Headquarters	--	(691,000)
	$40,122,000	1,568,000

April 3, 2004
Arlon Electronic Materials	$ 14,281,000	$ 2,043,000
Arlon Coated Materials	17,850,000	1,012,000
Kasco	10,446,000	273,000
Headquarters	--	(1,195,000)
	$ 42,577,000	$ 2,133,000

The total assets of the segments as of April 2, 2005 and December 31, 2004 are as follows:

	2005	2004

Arlon EM	$ 25,325,000	$ 24,283,000
Arlon CM	47,911,000	46,262,000
Kasco	30,381,000	30,290,000
Headquarters	14,294,000	17,946,000
	$ 117,911,000	$ 118,781,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of April 2, 2005.

#

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2004.

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

Comparison of First Quarter 2005 to First Quarter 2004

Sales in the first quarter 2005 decreased 5.8% to $40,122,000 from $42,577,000 in 2004.  Arlon's Electronic Materials sales were lower by 13.0% due primarily to weak wireless telecommunications and electronics markets, which conversely were very strong in the first quarter of 2004. Arlon’s Coated Materials sales were down 6.6% from lower foreign sales and weakness in certain automotive and industrial markets. Kasco's sales increased 5.6% from the first quarter 2004 due to continued growth in North American service and repair revenues as well as improved US export markets. Kasco’s European sales were lower in local currency but were up slightly in US dollars due to the change in exchange rates.

Gross profit decreased 4.8% to $12,083,000 from $12,697,000 due to lower sales and production volumes. The gross profit margin as a percent of sales increased to 30.1% from 29.8%. The first quarter 2005 gross profit was reduced by $277,000 due primarily to the program to relocate Kasco’s manufacturing operations to Mexico including the termination costs of Kasco’s union. The first quarter 2004 gross profit was reduced by $193,000 from relocation and closing expenses related to the consolidation of Arlon’s industrial engineered coated product’s businesses.

Selling and administrative expenses were $10,564,000 in 2004 as compared to $10,515,000 in 2005. Selling and administrative expenses were reduced by $285,000 due to income related to “key man” life insurance proceeds received during the first quarter 2005.

Net interest expense was $26,000 in 2005 as compared to $202,000 in 2004 due to the reduced outstanding borrowings.

The effective tax rate for the first quarter 2005 and 2004 was 35.0%.  Net income decreased 20.2% to $1,002,000 as compared to $1,255,000 in the first quarter of 2004. Diluted earnings per common share were $.13 versus $.17 in 2004.

Operation Developments

During the first quarter 2005, Kasco’s management reached an agreement with Kasco’s union employees to terminate the union in St. Louis. The termination costs along with organizational costs to move Kasco’s remaining US manufacturing operations to Mexico amounted to $259,000 and were included in cost of sales. In addition, Kasco purchased for $614,000 the land and building in Matamoros, Mexico which had previously been leased. Additional relocation costs of approximately $400,000 are expected to be incurred in the second and third quarters.

Arlon Electronic Materials’ China manufacturing facility is progressing although it is a month behind schedule. Organizational costs of $85,000 were incurred in the first quarter of which $18,000 is reflected in cost of sales and $67,000 in selling and administrative expenses. Organizational and start-up expenses are estimated at $1.2 million in 2005 with the majority being incurred in the fourth quarter. Capital expenditures of $658,000 were incurred in the first quarter and are estimated at $1.5 million in the second quarter. Total capital expenditures for the new plant and equipment are estimated at $6.0 million in 2005.

Arlon Coated Materials’ new San Antonio operation continues to make progress but is still substantially below expected performance levels due to continuing yield, efficiency and volume issues.

Dividend

The first quarter cash dividend of $0.06 per share was paid on April 1, 2005 to stockholders of record on March 7, 2005.

Credit Agreement

The Corporation’s existing credit agreement has been extended through the end of May 2005 with a reduction in the maximum loan commitment to $25.0 million. An amended credit agreement is currently being reviewed and is expected to be approved and in place during the second quarter 2005.

Liquidity and Capital Resources

At April 2, 2005, Bairnco had working capital of $38.7 million compared to $38.2 million at December 31, 2004.  Cash decreased as it was used to fulfill Bairnco’s operating needs in the first quarter.  Inventories were rebuilt in certain businesses in anticipation of increased sales in the second quarter and to replenish inventories that were down due to planned equipment maintenance shut downs in December 2004. The decrease in other current assets reflects the collection of the $1,015,000 tax receivable booked in the fourth quarter 2004.

During the first quarter the Board authorized an additional $5,000,000 as available for management to continue its stock repurchase program in 2005 subject to market conditions and the capital requirements of the business.  Bairnco repurchased no shares of its common stock on the open market during the first quarter 2005.

At April 2, 2005, Bairnco’s total debt outstanding was $1,764,000 compared to $1,924,000 at the end of 2004. At April 2, 2005, approximately $38.7 million was available for borrowing under the Corporation's secured reducing revolving credit agreement, as amended (the "Credit Agreement").  On April 29, 2005, the Credit Agreement was extended to May 31, 2005 with a reduction in the maximum loan commitment to $25.0 million. Approximately $5.4 million was also available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $2,325,000 of capital expenditures during the first quarter of 2005. Total capital expenditures for 2005 are expected to approximate $12.5 million.

Cash provided by operating activities plus the amounts available under the credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2005.

Business Outlook

Cash generation from operations is not expected to fully fund the increased level of capital expenditures and thus result in increased debt. The new credit agreement is expected to be completed during the second quarter. Bairnco remains in strong financial condition.

The recent improvement in several of the Corporation’s served markets is expected to continue because of both specific programs and improving business levels from the soft conditions at the end of last year and the start of this year, subject to normal seasonal patterns. Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers. The outlook for 2005 remains for improved sales and earnings from continuing operations as compared to last year.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on April 2, 2005 would change interest expense and hence change net income of the Corporation by approximately $11,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at April 2, 2005, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended April 2, 2005.

	2005	2006	2007	2009	2009	Total	Fair Value
Short Term Debt	1,033	-	-	-	-	1,033	1,033
Long Term Debt - Revolving line of credit (interest @ 3.25%)	342	-	-	-	-	342	342
Note Payable	100	100	100	-	-	300	293
Foreign Loan Facility	58	38	-	-	-	96	96

Effect of Inflation

General inflation had minimal impact on Bairnco's operating results during 2003 and 2004. During the fourth quarter 2004, deflation stopped and material prices for 2005 began increasing. The trend has continued into 2005. In most instances Bairnco has been able to increase selling prices to offset these material cost increases. However, there are certain cases where the Company has not been able to pass along the material cost increases and retain the business. In these instances, selling prices, margins and volumes have been negatively impacted by the inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 20.0% of total sales for the quarter ended April 2, 2005.  Net assets maintained in a functional currency other than U.S. dollars at April 2, 2005 were approximately 11.5% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At April 2, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during the first quarter of 2005, would have increased revenues by $679,000 for the quarter ended April 2, 2005, and increased operating profit by $33,000 for the quarter ended April 2, 2005.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended April 2, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CAO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of April 2, 2005.

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 21, 2005. Stockholders ratified management’s selection of Grant Thornton LLP as auditors for Bairnco for the 2005 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Grant Thornton LLP	6,750,899	15,698

b. Votes on Election of Directors
Luke E. Fichthorn III	6,745,434	21,163
Gerald L. DeGood	6,744,830	21,767
Charles T. Foley	6,747,793	18,804
James A. Wolf	6,748,634	17,963
William F. Yelverton	6,748,434	18,163

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended April 2, 2005 and April 3, 2004.

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

DATE: May 4, 2005

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

APRIL 2, 2005

#