Form 10-Q
period 2005-07-02
BAIRNCO CORP /DE/
filed 2005-08-08
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

or

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

7,511,363 shares of Common Stock Outstanding as of August 1, 2005.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2005 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; changes in the product mix; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the market demand and acceptance of the Corporation’s existing and new products; changes in the pricing of the products of the Corporation or its competitors; the loss of a significant customer or supplier; the impact of competitive products; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; the impact on production output and costs from the availability of energy sources and related pricing; the costs and other effects of complying with environmental regulatory requirements; disruptions in operations due to labor disputes;  and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

	2005	2004
Net Sales	$ 44,088,000	$ 41,700,000
Cost of sales	30,889,000	29,656,000
Gross Profit	13,199,000	12,044,000
Selling and administrative expenses	10,845,000	10,109,000
Operating Profit	2,354,000	1,935,000
Interest expense, net	33,000	197,000
Income before income taxes	2,321,000	1,738,000
Provision for income taxes	812,000	608,000
Net Income	$ 1,509,000	$ 1,130,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.20	$ 0.15
Diluted	$ 0.20	$ 0.15

Weighted Average Number of Shares Outstanding:
Basic	7,398,000	7,352,000
Diluted	7,654,000	7,515,000

Dividends per Share of Common Stock	$ 0.06	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

	2005	2004
Net Sales	$ 84,210,000	$ 84,277,000
Cost of sales	58,928,000	59,536,000
Gross Profit	25,282,000	24,741,000
Selling and administrative expenses	21,360,000	20,673,000
Operating Profit	3,922,000	4,068,000
Interest expense, net	59,000	399,000
Income before Income Taxes	3,863,000	3,669,000
Provision for income taxes	1,352,000	1,284,000
Net Income	$ 2,511,000	$ 2,385,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.34	$ 0.32
Diluted	$ 0.33	$ 0.32

Weighted Average Number of Shares Outstanding:
Basic	7,397,000	7,348,000
Diluted	7,666,000	7,483,000

Dividends per Share of Common Stock	$ 0.12	$ 0.10

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

(Note 3)

	2005	2004
Net income	$ 1,509,000	$ 1,130,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(685,000)	45,000
Comprehensive income	$ 824,000	$ 1,175,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

(Note 3)

	2005	2004
Net income	$ 2,511,000	$ 2,385,000
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(1,033,000)	(62,000)
Comprehensive income	$ 1,478,000	$ 2,323,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JULY 2, 2005 AND DECEMBER 31, 2004

	2005 (Unaudited)	2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,830,000	$ 3,451,000
Accounts receivable, less allowances of $1,393,000 and $1,546,000, respectively	27,049,000	24,912,000
Inventories	26,636,000	24,964,000
Deferred income taxes	4,199,000	3,518,000
Other current assets	3,282,000	4,184,000
Total current assets	62,996,000	61,029,000

Plant and equipment, at cost	118,531,000	117,234,000
Accumulated depreciation and amortization	(82,903,000)	(82,805,000)
Plant and equipment, net	35,628,000	34,429,000
Cost in excess of net assets of purchased businesses, net	14,411,000	14,542,000
Other assets	7,969,000	8,781,000
	$ 121,004,000	$ 118,781,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 2,520,000	$ 1,030,000
Current maturities of long-term debt	100,000	663,000
Accounts payable	12,157,000	10,601,000
Accrued expenses	9,465,000	10,515,000
Total current liabilities	24,242,000	22,809,000
Long-term debt	340,000	231,000
Deferred income taxes	9,720,000	9,741,000
Other liabilities	1,526,000	1,233,000
Commitments and contingencies (Notes 4 and 11)	--	--

Stockholders’ Investment (Note 8):
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, authorized 30,000,000 shares; 11,578,107 and 11,562,682 shares issued, respectively; 7,510,238 and 7,524,813 shares outstanding, respectively	116,000	116,000
Paid-in capital	51,314,000	51,222,000
Retained earnings	66,591,000	64,984,000
Unearned Compensation	(375,000)	(442,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,660,000	3,693,000
Minimum pension liability adjustment, net of $3,500 tax	(61,000)	(61,000)
Treasury stock, at cost, 4,067,869 and 4,037,869 shares, respectively	(35,069,000)	(34,745,000)
Total stockholders’ investment	85,176,000	84,767,000
	$ 121,004,000	$ 118,781,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 2,511,000	$ 2,385,000
Adjustments to reconcile to net cash provided by
operating activities:
Depreciation and amortization	3,759,000	3,921,000
Loss on disposal of plant and equipment	36,000	59,000
Deferred income taxes	(685,000)	(792,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable, net	(2,652,000)	(1,839,000)
(Increase) in inventories	(2,261,000)	(278,000)
Decrease in other current assets	883,000	527,000
Increase in accounts payable	1,789,000	1,635,000
(Decrease) increase in accrued expenses	(422,000)	893,000
Other	771,000	638,000
Net cash provided by operating activities	3,729,000	7,149,000

Cash Flows from Investing Activities:
Capital expenditures	(4,880,000)	(2,254,000)
Proceeds from sale of plant and equipment	45,000	15,000
Payment for purchased businesses	(5,000)	(37,000)
Net cash (used in) investing activities	(4,840,000)	(2,276,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	1,538,000	(630,000)
Proceeds from long-term debt	1,500,000	4,500,000
Long-term debt repayments	(1,828,000)	(7,827,000)
Payment of dividends	(1,363,000)	(1,114,000)
Exercise of stock options	113,000	75,000
Repurchase treasury stock	(324,000)	-
Net cash (used in) financing activities	(364,000)	(4,996,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(146,000)	53,000
Net (decrease) in cash and cash equivalents	(1,621,000)	(70,000)
Cash and cash equivalents, beginning of period	3,451,000	796,000
Cash and cash equivalents, end of period	$ 1,830,000	$ 726,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JULY 2, 2005

(Unaudited)

(1)

Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Bairnco Corporation and its subsidiaries (“Bairnco” or the “Corporation”) after the elimination of all material intercompany accounts and transactions.

The unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain financial information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.  Management believes the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations for all interim periods presented.

The quarterly financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements.  The consolidated results of operations for the quarter and six month period ended July 2, 2005 are not necessarily indicative of the results of operations for the full year.

Reclassifications:

Certain reclassifications were made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ investment.

New accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement was adopted effective January 1, 2005 and its provisions applied prospectively. The adoption of this statement had no impact on the Corporation’s financial position or results of operations for the quarter and six months ended July 2, 2005.

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

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and six month periods ended July 2, 2005 and July 3, 2004 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the effect of all dilutive stock options and restricted stock.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and six months ended July 2, 2005 and July 3, 2004, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Acquisitions

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $5,000 as a result of contingent consideration earned during the six months ended July 2, 2005.  The cumulative additional consideration recorded as goodwill is approximately $1.0 million through July 2, 2005.

(5)

Inventories

Inventories consisted of the following as of July 2, 2005 and December 31, 2004:

	2005	2004
Raw materials and supplies	$ 5,131,000	$ 5,210,000
Work in process	9,019,000	7,268,000
Finished goods	12,486,000	12,486,000
Total inventories	$ 26,636,000	$ 24,964,000

#

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of July 2, 2005 and December 31, 2004:

	2005	2004
Salaries and wages	$ 1,990,000	$ 2,404,000
Income taxes	208,000	624,000
Insurance	2,017,000	2,709,000
Other accrued expenses	5,250,000	4,778,000
Total accrued expenses	$ 9,465,000	$ 10,515,000

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

The Corporation adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	July 2, 2005	July 3, 2004
Expected Life	5.0 years	6.76 years
Volatility	27.5%	27.6%
Risk-free interest rate	4.5%	4.5%
Dividend yield	2.26%	3.30%

Had SFAS No. 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and six months ended July 2, 2005 and July 3, 2004, respectively:

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Income, as reported	$ 1,509,000	$ 1,130,000	$ 2,511,000	$ 2,385,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,000)	(11,000)	(19,000)	(19,000)
Net Income, pro forma	$ 1,497,000	$ 1,119,000	$ 2,492,000	$ 2,366,000
Basic Earnings per Share:
As reported	$ 0.20	$ 0.15	$ 0.34	$ 0.32
Pro forma	$ 0.20	$ 0.15	$ 0.34	$ 0.32
Diluted Earnings per Share:
As reported	$ 0.20	$ 0.15	$ 0.33	$ 0.32
Pro forma	$ 0.20	$ 0.15	$ 0.33	$ 0.32

(8)

Stockholders’ Investment

Pursuant to the 2005 and prior authorizations of the Board of Directors, the Corporation had total funds available for stock repurchases at the start of the second quarter of approximately $5.7 million to repurchase common stock in accordance with applicable securities regulations. The Corporation repurchased 30,000 shares of common stock for $321,000 plus commissions of $3,000 during the quarter ended July 2, 2005. As of July 2, 2005, the Corporation’s cumulative repurchases amounted to 4,067,869 shares of common stock.

 (9)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters and six months ended July 2, 2005 and July 3, 2004:

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Service cost-benefits earned during the year	$ 248,000	$ 248,000	$ 513,000	$ 510,000
Interest cost on projected benefit obligation	733,000	602,000	1,350,000	1,195,000
Expected return on plan assets	(949,000)	(870,000)	(1,736,000)	(1,528,000)
Amortization of net obligation at date of transition	--	8,000	--	16,000
Amortization of prior service cost	33,000	12,000	45,000	25,000
Amortization of accumulated losses	186,000	152,000	328,000	333,000
Curtailment loss	93,000	--	93,000	--
Net periodic pension cost	$ 344,000	$ 152,000	$ 593,000	$ 551,000

During the fourth quarter of 2005 the Corporation expects to contribute at a minimum its expected 2005 pension expense of $1.0 million.

(10)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2004 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and six months ended July 2, 2005 and July 3, 2004 as required under SFAS No. 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
July 2, 2005
Arlon Electronic Materials	$ 14,041,000	$ 1,980,000	$ 26,469,000	$ 3,344,000
Arlon Coated Materials	18,757,000	1,239,000	35,420,000	2,037,000
Kasco	11,290,000	161,000	22,321,000	258,000
Headquarters	--	(1,026,000)	--	(1,717,000)
	$ 44,088,000	$ 2,354,000	$ 84,210,000	$ 3,922,000

July 3, 2004
Arlon Electronic Materials	$ 13,159,000	$ 1,802,000	$ 27,440,000	$ 3,845,000
Arlon Coated Materials	18,086,000	626,000	35,936,000	1,638,000
Kasco	10,455,000	357,000	20,901,000	593,000
Headquarters	--	(850,000)	--	(2,008,000)
	$ 41,700,000	$ 1,935,000	$ 84,277,000	$ 4,068,000

The total assets of the segments as of July 2, 2005 and December 31, 2004 are as follows:

	2005	2004

Arlon EM	$ 27,763,000	$ 24,283,000
Arlon CM	47,517,000	46,262,000
Kasco	30,595,000	30,290,000
Headquarters	15,129,000	17,946,000
	$ 121,004,000	$ 118,781,000

 (11)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of July 2, 2005.

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

Comparison of Second Quarter 2005 to Second Quarter 2004

Sales in the second quarter 2005 increased 5.7% to $44,088,000 from $41,700,000 in 2004. Arlon's Electronic Materials sales increased 6.7% due primarily to increased activity in the wireless telecommunications markets. Arlon’s Coated Materials sales increased 3.7% as domestic graphics markets have strengthened although foreign sales and certain automotive and industrial markets have remained weak. Kasco's sales increased 8.0% from the second quarter 2004 due to continued growth in North American service and repair revenue as well as improved US export markets. Kasco’s European sales improved slightly both in local currency and US dollars due to the change in exchange rates.

Gross profit increased 9.6% to $13,199,000 from $12,044,000 due to increased sales, higher production volumes and reduced relocation and closing costs in the second quarter of 2005 versus 2004. The gross profit margin as a percent of sales increased to 29.9% from 28.9%. The second quarter 2005 gross profit was reduced by $248,000 due primarily to the program to relocate Kasco’s manufacturing operations to Mexico including the curtailment costs of Kasco’s hourly employees’ (union) pension plan and some China related expenses. The second quarter 2004 gross profit was reduced by $632,000 from relocation and closing expenses related to the consolidation of Arlon’s industrial engineered coated product’s businesses.

Selling and administrative expenses increased 7.3% to $10,845,000 in 2005 as compared to $10,109,000 in 2004. Selling and administrative expenses increased with increased sales, primarily in wages, freight, and recruiting and relocation expenses. $100,000 of the increase was also due to increased expenses related to the development of the new China plant.

Operating profit (refer to Footnote 10, Reportable Segment Data) increased 21.7% to $2,354,000 in the second quarter 2005 as compared to prior year. Arlon’s Coated Materials segment operating profit increased 97.9% or $613,000 primarily due to the elimination of the 2004 East Providence plant closing costs and the relocation and start expenses of the new industrial facility in San Antonio. Kasco’s segment operating profit decreased $196,000 due to the $211,000 of relocation related expenses for the Matamoros, Mexico facility. The increase in Bairnco headquarters’ segment operating loss was due primarily to increased wages, recruiting and relocation expenses for new hires for the JDE Edwards implementation and SOX 404 compliance.

Net interest expense was $33,000 in 2005 as compared to $197,000 in 2004 due to the reduced outstanding borrowings.

The effective tax rate for the second quarter 2005 and 2004 was 35.0%.  Net income increased 33.5% to $1,509,000 as compared to $1,130,000 in the second quarter of 2004. Diluted earnings per common share increased 33.3% to $.20 from $.15 in 2004.

Comparison of First Six Months 2005 to First Six Months 2004

Sales for the first six months of 2005 were down slightly to $84,210,000 from $84,277,000 in 2004 as the improved second quarter results of the Arlon businesses offset the weak results during January and February.

Gross profit improved 2.2% to $25,282,000 from $24,741,000 due to improved results in the second quarter and reduced relocation and plant development costs.

Selling and administrative expenses increased 3.3% to $21,360,000 from $20,673,000. As a percent of sales, selling and administrative expenses increased to 25.4% from 24.5% in 2004.

The effective tax rate for the first six months of 2005 and 2004 was 35.0%. Net income increased 5.3% to $2,511,000 from $2,385,000 and diluted earnings per share increased 3.1% to $.33 from $.32 in 2004.

Operation Developments

Kasco’s plan to relocate the remaining US manufacturing operations to Mexico made good progress during the second quarter. $211,000 of relocation related expenses were incurred including the curtailment costs of Kasco’s hourly employees’ (union) pension plan. These costs, which are included in cost of sales, bring the total project costs to $470,000 for the first half of 2005. Additional relocation costs of approximately $300,000 plus approximately $100,000 of unabsorbed overhead while the major production equipment is being moved and previously manufactured product is shipped are expected to be incurred during the third quarter.  The equipment relocation is expected to be completed in August.

Progress on Arlon Electronic Materials’ China manufacturing facility has been slower than expected and certain plant development costs have now been pushed from the fourth quarter 2005 to early first quarter 2006. Organizational costs of $184,000 were incurred in the second quarter of which $37,000 is reflected in cost of sales and $147,000 in selling and administrative expenses. Organizational and start up expenses of $175,000 are estimated to be incurred in the third quarter and $350,000 in the fourth quarter 2005. Total organizational and start up expenses are estimated at $850,000 for 2005. Capital expenditures of $851,000 were incurred in the second quarter and are estimated at $1.8 million in the third quarter and $1.6 million in the fourth quarter of 2005. Total capital expenditures for the new plant and equipment are estimated at $5.0 million for 2005.

Arlon Coated Materials’ new San Antonio operation continues to make progress in that it has lower losses than last year but remains substantially below expected performance levels due to continuing yield, efficiency and volume issues. Corrective actions are being taken to address the ongoing issues to bring the plant to profitability in the fourth quarter.

Credit Agreement

The Corporation entered into an agreement with Bank of America, N.A. and Wachovia Bank, N.A. effective May 20th, 2005, that established a new three year unsecured credit facility (the “Credit Agreement”) for a maximum loan commitment of $25 million, including a revolving credit facility and a letter of credit facility. The letter of credit facility may not exceed $13 million.

Dividend and Stock Repurchases

The second quarter cash dividend of $.06 per share was paid on July 1, 2005 to stockholders of record on June 6, 2005. During the second quarter Bairnco repurchased 30,000 shares of its common stock at a total cost of $324,000 leaving approximately $5.3 million that has been approved but unused for stock repurchases.

Sarbanes Oxley

As of July 1, 2005, the Corporation’s aggregate market value of common stock held by non-affiliates was less than $75 million. As such, the Corporation’s initial date for compliance with Section 404 of the Sarbanes Oxley Act is December 31, 2006.

Russell Microcap™ Index

Bairnco has been included in the newly launched Russell Microcap Index which debuted on July 1st. The Index is comprised of the smallest 1,000 securities in the small-cap Russell 2000™ Index, along with the next smallest 1,000 companies, based on a ranking of all U.S equities by market capitalization.

Liquidity and Capital Resources

At July 2, 2005, Bairnco had working capital of $38.8 million compared to $38.2 million at December 31, 2004.  The increase in accounts receivable reflects the increase in sales during the second quarter 2005 compared to the fourth quarter 2004. Accounts payable also increased as inventories increased during the second quarter to meet increased sales. The decrease in other current assets reflects the collection of the $1,015,000 tax receivable booked in the fourth quarter 2004.

During the first quarter the Board authorized an additional $5,000,000 as available for management to continue its stock repurchase program in 2005 subject to market conditions and the capital requirements of the business.  Together with the open amount from the prior Board authorization, the total available for stock repurchases at the start of the second quarter was $5.7 million. For the six months ended July 2, 2005, net cash flows used by financing activities included the repurchase of 30,000 shares of stock for $324,000.  No shares were repurchased during the six month period ended July 3, 2004.  As of July 2, 2005, the Corporation’s cumulative repurchases amounted to 4,067,869 shares of common stock.

At July 2, 2005, Bairnco’s total debt outstanding was $2,960,000 compared to $1,924,000 at the end of 2004. At July 2, 2005, approximately $19.7 million was available for borrowing under the Corporation's Credit Agreement.  Approximately $2.7 million was also available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $2,555,000 and $4,880,000, respectively, of capital expenditures during the second quarter and first six months of 2005. Total capital expenditures for 2005 are expected to approximate $11.8 million.

Business Outlook

The improvement in several of the Corporation’s served markets experienced during the second quarter is expected to continue but at a reduced rate in the third quarter which is also subject to normal seasonal downturn in most served markets. Results from continuing operations for the third quarter are currently expected to be below last year’s third quarter.  Relocation, new plant and associated costs are estimated to be $550,000 versus $292,000 in the same quarter last year.  The strong demand for graphic material over the last twelve months due to the robust new build of shipping containers in China suddenly ceased in June and there is no evidence of a near term recovery in the third quarter.  The weak economy in France combined with the drop in consumption of meat products and weak demand for equipment from food processors is expected to have a negative impact on our results.  Last year in the third quarter our tax rate was 30% versus an expected 35% this year.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers.

Cash generation from operations is not expected to fully fund the increased level of capital expenditures and thus result in increased debt. Bairnco remains in strong financial condition.

We continue to actively look for sensible acquisitions that fit with our existing businesses.

The outlook for 2005 remains for improved sales and earnings from continuing operations as compared to last year excluding the impact on 2004 net income of the $1.2 million pre-tax gain on sale of the East Providence facility.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on July 2, 2005 would change interest expense and hence change net income of the Corporation by approximately $19,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at July 2, 2005, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended July 2, 2005.

	2005	2006	2007	2008	2009	Total	Fair Value
Short Term Debt	2,449	-	-	-	-	2,449	2,449
Long Term Debt - Revolving line of credit (interest @ 3.10%)	-	-	-	244	-	244	244
Note Payable	-	100	100	-	-	200	196
Foreign Loan Facility	36	35	-	-	-	71	71

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

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.0% and 19.5% of total sales for the quarter and six month period ended July 2, 2005, respectively.  Net assets maintained in a functional currency other than U.S. dollars at July 2, 2005 were approximately 11.4% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At July 2, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations would have increased revenues by $705,000 and $1,384,000 and increased operating profit by $41,000 and $74,000 for the quarter and six month period ended July 2, 2005, respectively.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended July 2, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CAO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of July 2, 2005.

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter the Board authorized an additional $5,000,000 as available for management to continue its stock repurchase program in 2005 subject to market conditions and the capital requirements of the business.  This additional authorization brought the total available for stock repurchases to approximately $5.7 million at the start of the second quarter. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended July 2, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 3, 2005 to April 30, 2005	-	-	-
May 1, 2005 to May 28, 2005	-	-	-
May 29, 2005 to July 2, 2005	30,000	$10.70	30,000	491,000
Total		$10.70	30,000

(1)

All of the shares purchased during the second quarter ended July 2, 2005 were purchased under the Board-approved repurchase program.

(2)

The maximum number of shares that may yet be purchased under the program was calculated as the remaining funds available for the repurchase at the end of the second quarter divided by the closing stock price on July 1, 2005.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 2, 2005 and July 3, 2004.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 2, 2005 and July 3, 2004.

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

DATE: August 5, 2005

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

JULY 2, 2005

#