Form 10-Q
period 2005-10-01
BAIRNCO CORP /DE/
filed 2005-11-03
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

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

Yes      No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __No X

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

7,455,995 shares of Common Stock Outstanding as of October 21, 2005.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2005 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the impact on production output and costs from the availability of energy sources and related pricing; changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the pricing of the products of the Corporation or its competitors; changes in the product mix; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the market demand and acceptance of the Corporation’s existing and new products; the loss of a significant customer or supplier; the impact of competitive products; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the costs and other effects of complying with environmental regulatory requirements; disruptions in operations due to labor disputes;  and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

	2005	2004
Net Sales	$ 39,668,000	$ 40,675,000
Cost of sales	29,111,000	29,142,000
Gross Profit	10,557,000	11,533,000
Selling and administrative expenses	10,189,000	10,156,000
Operating Profit	368,000	1,377,000
Interest expense, net	38,000	149,000
Income before income taxes	330,000	1,228,000
Provision for income taxes	115,000	368,000
Income from continuing operations	215,000	860,000
Income from spun off subsidiary	-	24,695,000
Net Income	$ 215,000	$ 25,555,000

Earnings per Share of Common Stock (Note 2):
Basic earnings per share from continuing operations	$ 0.03	$ 0.12
Basic earnings per share from spun off subsidiary	-	3.35
Basic earnings per share	$ 0.03	$ 3.47

Diluted earnings per share from continuing operations	$ 0.03	$ 0.11
Diluted earnings per share from spun off subsidiary	-	3.25
Diluted earnings per share	$ 0.03	$ 3.37

Weighted Average Number of Shares Outstanding:
Basic	7,346,000	7,368,000
Diluted	7,612,000	7,587,000

Dividends per Share of Common Stock	$ 0.06	$ 0.05

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

	2005	2004
Net Sales	$123,878,000	$124,952,000
Cost of sales	88,039,000	88,678,000
Gross Profit	35,839,000	36,274,000
Selling and administrative expenses	31,549,000	30,829,000
Operating Profit	4,290,000	5,445,000
Interest expense, net	97,000	548,000
Income before income taxes	4,193,000	4,897,000
Provision for income taxes	1,467,000	1,652,000
Income from continuing operations	2,726,000	3,245,000
Income from spun off subsidiary	-	24,695,000
Net Income	$ 2,726,000	$ 27,940,000

Earnings per Share of Common Stock (Note 2):
Basic earnings per share from continuing operations	$ 0.37	$ 0.44
Basic earnings per share from spun off subsidiary	-	3.36
Basic earnings per share	$ 0.37	$ 3.80

Diluted earnings per share from continuing operations	$ 0.36	$ 0.43
Diluted earnings per share from spun off subsidiary	-	3.28
Diluted earnings per share	$ 0.36	$ 3.71

Weighted Average Number of Shares Outstanding:
Basic	7,379,000	7,355,000
Diluted	7,649,000	7,527,000

Dividends per Share of Common Stock	$ 0.18	$ 0.15

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

(Note 3)

	2005	2004
Net income	$ 215,000	$25,555,000
Other comprehensive income:
Foreign currency translation adjustment	158,000	62,000
Comprehensive income	$ 373,000	$25,617,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

(Note 3)

	2005	2004
Net income	$ 2,726,000	$27,940,000
Other comprehensive (loss):
Foreign currency translation adjustment	(875,000)	--
Comprehensive income	$ 1,851,000	$27,940,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF OCTOBER 1, 2005 AND DECEMBER 31, 2004

	2005 (Unaudited)	2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,275,000	$ 3,451,000
Accounts receivable, less allowances of $1,435,000 and $1,546,000, respectively	25,357,000	24,912,000
Inventories	27,313,000	24,964,000
Deferred income taxes	4,418,000	3,518,000
Other current assets	3,612,000	4,184,000
Total current assets	64,975,000	61,029,000

Plant and equipment, at cost	118,962,000	117,234,000
Accumulated depreciation and amortization	(83,808,000)	(82,805,000)
Plant and equipment, net	35,154,000	34,429,000
Cost in excess of net assets of purchased businesses, net	14,454,000	14,542,000
Other assets	7,721,000	8,781,000
	$122,304,000	$ 118,781,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 3,598,000	$ 1,030,000
Current maturities of long-term debt	152,000	663,000
Accounts payable	10,887,000	10,601,000
Accrued expenses	9,757,000	10,515,000
Total current liabilities	24,394,000	22,809,000
Long-term debt	2,217,000	231,000
Deferred income taxes	10,115,000	9,741,000
Other liabilities	1,311,000	1,233,000
Commitments and contingencies (Notes 4 and 11)	--	--

Stockholders’ Investment (Note 8):
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, authorized 30,000,000 shares; 11,610,432 and 11,562,682 shares issued, respectively; 7,455,995 and 7,524,813 shares outstanding, respectively	116,000	116,000
Paid-in capital	51,599,000	51,222,000
Retained earnings	66,357,000	64,984,000
Unearned Compensation	(550,000)	(442,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,818,000	3,693,000
Minimum pension liability adjustment, net of $3,500 tax	(61,000)	(61,000)
Treasury stock, at cost, 4,154,437 and 4,037,869 shares, respectively	(36,012,000)	(34,745,000)
Total stockholders’ investment	84,267,000	84,767,000
	$ 122,304,000	$ 118,781,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 2,726,000	$ 27,940,000
Adjustments to reconcile to net cash provided by
operating activities:
Depreciation and amortization	5,587,000	5,730,000
Loss on disposal of plant and equipment	46,000	142,000
Deferred income taxes	(555,000)	(670,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable, net	(881,000)	(1,435,000)
(Increase) decrease in inventories	(2,860,000)	285,000
Decrease in other current assets	556,000	649,000
Increase in accounts payable	493,000	496,000
(Decrease) increase in accrued expenses	(159,000)	1,106,000
Other	793,000	934,000
Net cash provided by operating activities	5,746,000	35,177,000

Cash Flows from Investing Activities:
Capital expenditures	(6,209,000)	(3,794,000)
Proceeds from sale of plant and equipment	47,000	14,000
Payment for purchased businesses	(5,000)	(37,000)
Net cash (used in) investing activities	(6,167,000)	(3,817,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	2,672,000	(1,146,000)
Proceeds from long-term debt	3,500,000	4,500,000
Long-term debt repayments	(1,974,000)	(33,537,000)
Payment of dividends	(1,812,000)	(1,489,000)
Exercise of stock options	181,000	230,000
Repurchase treasury stock	(1,267,000)	--
Net cash provided by (used in) financing activities	1,300,000	(31,442,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(55,000)	27,000
Net increase (decrease) in cash and cash equivalents	824,000	(55,000)
Cash and cash equivalents, beginning of period	3,451,000	796,000
Cash and cash equivalents, end of period	$ 4,275,000	$ 741,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

OCTOBER 1, 2005

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

The quarterly financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements.  The consolidated results of operations for the quarter and nine month period ended October 1, 2005 are not necessarily indicative of the results of operations for the full year.

Reclassifications:

Certain reclassifications were made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ investment.

New accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement was adopted effective January 1, 2005 and its provisions applied prospectively. The adoption of this statement had no impact on the Corporation’s financial position or results of operations for the quarter and nine month period ended October 1, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The statement, as issued, is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged. The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS 123R, allowing issuers to adopt the fair value provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. The Corporation has not yet determined what the impact on its financial position, results of operations or disclosures will be nor has it decided whether it will adopt the statement prior to the first quarter 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in net income in the period of the change. SFAS 154 is effective for fiscal years ending after December 15, 2005. We are currently reviewing SFAS 154, and at the current time do not believe that SFAS 154 will have a material impact on our financial position, results of operations or cash flows.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and nine month periods ended October 1, 2005 and October 2, 2004 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the effect of all dilutive stock options and restricted stock.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and nine months ended October 1, 2005 and October 2, 2004, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Acquisitions

On January 10, 2001, Bairnco purchased selected net assets ("Viscor") of Viscor, Inc.  The terms of Viscor's asset purchase agreement provide for additional consideration to be paid by Bairnco if Viscor's results of operations exceed certain targeted levels. Such additional consideration will be paid semi-annually in cash and is recorded when earned, by the achievement of certain targeted levels for the preceding six month period, as additional goodwill. The maximum amount of contingent consideration is approximately $4.5 million payable over the 5-year period ended December 31, 2005. The Corporation recorded additional goodwill of $5,000 as a result of contingent consideration earned during the nine months ended October 1, 2005.  The cumulative additional consideration recorded as goodwill is approximately $1.0 million through October 1, 2005.

(5)

Inventories

Inventories consisted of the following as of October 1, 2005 and December 31, 2004:

	2005	2004
Raw materials and supplies	$ 5,938,000	$ 5,210,000
Work in process	8,793,000	7,268,000
Finished goods	12,582,000	12,486,000
Total inventories	$ 27,313,000	$ 24,964,000

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of October 1, 2005 and December 31, 2004:

	2005	2004
Salaries and wages	$ 2,036,000	$ 2,404,000
Income taxes	175,000	624,000
Insurance	2,657,000	2,709,000
Other accrued expenses	4,889,000	4,778,000
Total accrued expenses	$ 9,757,000	$ 10,515,000

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

(7)

Stock Incentive Plan

The Corporation accounts for stock options using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, no compensation expense has been recognized for stock options granted under any of our stock plans as the exercise price of all options granted was equal to the current market value of our stock on the grant date.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their stock compensation plans.  However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method prescribed by APB 25, but requires pro-forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance for SFAS 123 been adopted.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”).  SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported earnings in interim financial statements. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

The Corporation adopted the disclosure provisions of SFAS 148 as of December 31, 2002. In preparing these disclosures, the Corporation determined the values using the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	October 1, 2005	October 2, 2004
Expected Life	5.0 years	6.4 years
Volatility	27.2%	28.1%
Risk-free interest rate	4.5%	4.5%
Dividend yield	2.18%	3.27%

Had SFAS 123 been implemented, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and nine months ended October 1, 2005 and October 2, 2004, respectively:

	Quarter Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
Net Income, as reported	$215,000	$25,555,000	$2,726,000	$27,940,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,000)	(10,000)	(31,000)	(29,000)
Net Income, pro forma	$203,000	$25,545,000	$2,695,000	$27,911,000
Basic Earnings per Share:
As reported	$ 0.03	$ 3.47	$ 0.37	$ 3.80
Pro forma	$ 0.03	$ 3.47	$ 0.37	$ 3.79
Diluted Earnings per Share:
As reported	$ 0.03	$ 3.37	$ 0.36	$ 3.71
Pro forma	$ 0.03	$ 3.37	$ 0.35	$ 3.71

(8)

Stockholders’ Investment

Pursuant to the January 2005 and prior authorizations of the Board of Directors, the Corporation had total funds available for stock repurchases at the beginning of 2005 of approximately $5.7 million to repurchase common stock in accordance with applicable securities regulations. The Corporation repurchased 86,568 shares of common stock for $938,000 plus commissions of $6,000 during the third quarter ended October 1, 2005. As of October 1, 2005, the Corporation’s cumulative repurchases for 2005 amounted to 116,568 shares of common stock. Total funds available for stock repurchases as of October 1, 2005 were approximately $4.4 million.

#

 (9)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters and nine months ended October 1, 2005 and October 2, 2004:

	Quarter Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004

Service cost-benefits earned during the year	$ 276,000	$ 255,000	$ 789,000	$ 765,000
Interest cost on projected benefit obligation	571,000	597,000	1,921,000	1,792,000
Expected return on plan assets	(757,000)	(764,000)	(2,493,000)	(2,292,000)
Amortization of net obligation at date of transition	--	8,000	--	24,000
Amortization of prior service cost	5,000	12,000	50,000	37,000
Amortization of accumulated losses	134,000	167,000	462,000	500,000
Curtailment loss	--	--	93,000	--
Net periodic pension cost	$ 229,000	$ 275,000	$ 822,000	$ 826,000

During the fourth quarter of 2005 the Corporation expects to contribute at a minimum its expected 2005 pension expense of $1.0 million although contributions could be as high as $3.0 million depending on the fluctuations in the plan’s discount rate for calculating benefit obligations and the actual return on assets through the measurement date.

(10)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  There are no differences to the 2004 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and nine months ended October 1, 2005 and October 2, 2004 as required under SFAS 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
October 1, 2005
Arlon Electronic Materials	$12,823,000	$1,414,000	$39,292,000	$4,758,000
Arlon Coated Materials	16,438,000	(33,000)	51,858,000	2,004,000
Kasco	10,407,000	(172,000)	32,728,000	86,000
Headquarters	--	(841,000)	--	(2,558,000)
	$39,668,000	$368,000	$123,878,000	$4,290,000

October 2, 2004
Arlon Electronic Materials	$11,874,000	$ 1,300,000	$39,314,000	$5,145,000
Arlon Coated Materials	18,367,000	539,000	54,303,000	2,177,000
Kasco	10,434,000	382,000	31,335,000	975,000
Headquarters	--	(844,000)	--	(2,852,000)
	$40,675,000	1,377,000	$124,952,000	$5,445,000

The total assets of the segments as of October 1, 2005 and December 31, 2004 are as follows:

	2005	2004

Arlon EM	$ 27,389,000	$ 24,283,000
Arlon CM	47,364,000	46,262,000
Kasco	31,919,000	30,290,000
Headquarters	15,632,000	17,946,000
	$ 122,304,000	$ 118,781,000

 (11)

Income Taxes

The American Jobs Creation Act of 2004 (the “Act”) signed into law in October 2004 created an incentive for the Company to repatriate accumulated income earned outside the US at an effective tax rate of 5.25%. With respect to un-remitted earnings of foreign subsidiaries, management intends to distribute amounts to the extent possible under the Act, where it is advantageous from a tax standpoint.

During the fourth quarter of 2005, the Company intends to finalize its plan for repatriation of un-remitted foreign earnings under the Act. The Company is currently considering repatriating up to $1,000,000 of previously un-remitted earnings from its German and Canadian subsidiaries. The tax effects of such a dividend would be an increase in the tax provision of approximately $40,000 and an increase in deferred tax assets of approximately $60,000. The Company intends to provide the deferred taxes required under SFAS 109 related to any dividends repatriated during the fourth quarter of 2005 once the plan has been approved.

On October 6, 2005, the Company’s U.K. subsidiary paid a dividend of $615,800. During the first quarter of 2006, the Company intends to repatriate another $1,000,000 from its U.K. subsidiary. These amounts will not be distributed under the Act as they are being paid out of a pool of previously taxed income for which the related deferred taxes under SFAS 109 were recognized in prior periods.

Through October 1, 2005, the Company has not provided deferred taxes on any remaining undistributed foreign earnings (excludes amounts for the UK subsidiary discussed above) because such accumulated earnings are intended to be indefinitely reinvested outside the US. To the extent earnings of international subsidiaries were to become subject to additional US tax, the Company believes that US foreign tax credits would largely eliminate any US income tax incurred.

(12)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of October 1, 2005.

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

Comparison of Third Quarter 2005 to Third Quarter 2004

Sales in the third quarter 2005 decreased 2.5% to $39,668,000 from $40,675,000 in 2004. Arlon's Electronic Materials sales increased 8.0% due primarily to increased activity in the wireless telecommunications markets. Arlon’s Coated Materials sales were lower by 10.5% as foreign sales and certain automotive and industrial markets have remained weak. Kasco's sales increased 0.7% from the third quarter 2004 due to continued growth in North American service and repair revenue as well as improved U.S. export markets. Kasco’s European sales were down 6.9%, primarily the result of weakness in the French market.

Gross profit decreased 8.5% to $10,557,000 from $11,533,000 on lower sales and production volumes, higher relocation and closing costs in the third quarter of 2005 versus 2004, and certain operating inefficiencies which continued at Arlon Coated Materials’ San Antonio facility. The gross profit margin as a percent of sales decreased to 26.6% from 28.4%. The third quarter 2005 gross profit was reduced by $457,000 related primarily to relocation costs of Kasco’s US manufacturing operations to Mexico. The third quarter 2004 gross profit was reduced by $263,000 from relocation and closing expenses related to the consolidation of Arlon’s Coated Material’s businesses.

Selling and administrative expenses increased slightly to $10,189,000 in 2005 as compared to $10,156,000 in 2004. As a percent of sales, selling and administrative expenses increased from 25.0% in 2004 to 25.7% in 2005. 2005 includes $83,000 of increased expenses related to the development of the new China plant.

Net interest expense was $38,000 in 2005 as compared to $149,000 in 2004 due to the reduced outstanding borrowings.

The effective tax rate for the third quarter 2005 was 35.0% compared to 30.0% in 2004.  Income from continuing operations was $215,000 as compared to $860,000 in the third quarter of 2004. Diluted earnings per common share from continuing operations decreased to $.03 from $.11 in 2004.

Net income for the third quarter 2004 was $25,555,000 reflecting the impact of the $24,695,000 contingent asset settlement of the NOL Lawsuit. Diluted earnings per share of common stock from the settlement was $3.25 for the quarter ended October 2, 2004.

Comparison of First Nine Months 2005 to First Nine Months 2004

Sales for the first nine months of 2005 were down $1,074,000 to $123,878,000 from $124,952,000 in 2004 due primarily to the weak third quarter.

Gross profit decreased 1.2% to $35,839,000 from $36,274,000 due to lower third quarter sales and certain operating efficiencies at Arlon Coated Materials’ San Antonio facility. For the first nine months of 2005 gross profit was reduced by $1,019,000 related primarily to relocation costs of Kasco’s US manufacturing operations to Mexico. The first nine months of 2004 gross profit was reduced by $1,089,000 from relocation and closing expenses related to the consolidation of Arlon’s Coated Material’s businesses.

Selling and administrative expenses increased 2.3% to $31,549,000 from $30,829,000. As a percent of sales, selling and administrative expenses increased from 24.7% in 2004 to 25.5% in 2005. 2005 includes $316,000 of increased expenses related to the development of the new China plant.

Income from continuing operations decreased 16.0% to $2,726,000 from $3,245,000 and diluted earnings per share from continuing operations decreased 16.3% to $.36 from $.43 in 2004. Net income for the first nine months of 2004 was $27,940,000 reflecting the impact of the $24,695,000 settlement of the NOL Lawsuit.

Operation Developments

Kasco successfully completed the transition of the majority of its production and equipment to Mexico and was in full operation by the end of the third quarter. The costs of relocation in the third quarter were $435,000 versus the forecast of $400,000. These costs, which are included in cost of sales, bring the total project costs to $905,000 for the first nine months of 2005. Fourth quarter relocation costs are expected to be less than $100,000. Total capital expenditures related to the relocation were $84,000 in the third quarter bringing the total capital expenditures for Mexico to $852,000 through nine months. Fourth quarter capital expenditures are expected to be minimal.

The China manufacturing facility continued to progress although the majority of plant development costs will now be in early 2006 due to the delay in permitting and licensing. Organizational costs of $105,000 were incurred in the third quarter of which $22,000 is reflected in cost of sales and $83,000 in selling and administrative expenses. Organizational and start up expenses of $188,000 are estimated to be incurred in the fourth quarter 2005. Total organizational and start up expenses are estimated at $618,000 for 2005. Capital expenditures of $506,000 were incurred in the third quarter and are estimated at $1.7 million in the fourth quarter of 2005. Total capital expenditures for the new plant and equipment are at $2.0 million through nine months and are estimated at $3.8 million for 2005.

Arlon Coated Materials’ San Antonio facility remained substantially below expected performance levels. Plant level gross margin was a loss of approximately $300,000 versus an expected profit of $300,000 due to poor production scheduling, increased scrap, inefficient labor and increased raw material costs. Management was changed and signs of improvement were evident by the end of September and meaningful improvement is expected over the next six months.

Dividend and Stock Repurchases

The third quarter cash dividend of $.06 per share was paid on September 30, 2005 to stockholders of record on September 6, 2005. During the third quarter Bairnco repurchased 86,568 shares of its common stock at a total cost of $944,000 leaving approximately $4.4 million that has been approved but unused for stock repurchases.

Liquidity and Capital Resources

At October 1, 2005, Bairnco had working capital of $40.6 million compared to $38.2 million at December 31, 2004. Accounts receivable increased with the higher September 2005 sales versus December 2004 sales. The increase in inventory partially reflects a build for sales that did not materialize in the third quarter but also planned increases on certain scarce raw materials that became available.

During the first quarter the Board authorized an additional $5,000,000 as available for management to continue its stock repurchase program in 2005 subject to market conditions and the capital requirements of the business.  The total available for stock repurchases in 2005 was $5.7 million. For the nine months ended October 1, 2005, net cash flows used by financing activities included the repurchase of 116,568 shares of stock for $1,267,000.  No shares were repurchased during the nine month period ended October 2, 2004.

At October 1, 2005, Bairnco’s total debt outstanding was $5,967,000 compared to $1,924,000 at the end of 2004. At October 1, 2005, approximately $14.8 million was available for borrowing under the Corporation's Credit Agreement.  Approximately $2.3 million was also available under various short-term domestic and foreign uncommitted credit facilities.

Bairnco made $1,329,000 and $6,209,000, respectively, of capital expenditures during the third quarter and first nine months of 2005. Total capital expenditures for 2005 are expected to approximate $10.1 million.

Business Outlook

Operating results for the fourth quarter are currently expected to be improved over the third quarter but below last year’s fourth quarter.  Relocation, new plant and associated costs are estimated to be $300,000 versus a negligible amount in the same quarter last year. The demand for graphic material from foreign markets remains subdued and there is no evidence of a near term recovery in the fourth quarter. The weak economy in France combined with the drop in consumption of meat products and weak demand for equipment from food processors is expected to continue into the fourth quarter.  Improvements are expected in San Antonio in the fourth quarter. Last year in the fourth quarter our tax rate was approximately 28% versus an expected 35% this year.

Continuous improvement programs are ongoing and new product development programs will be maintained to grow our business and meet the needs of our customers.

Cash generation from operations is expected to fund the majority of our operating and capital expenditures needs in the fourth quarter. Bairnco remains in strong financial condition.

We continue to actively look for sensible acquisitions that fit with our existing businesses.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on October 1, 2005 would change interest expense and hence change net income of the Corporation by approximately $39,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at October 1, 2005, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended October 1, 2005.

	2005	2006	2007	2008	2009	Total	Fair Value
Short Term Debt	3,598	-	-	-	-	3,598	3,598
Long Term Debt:
Long Term Debt - Revolving line of credit (interest @ 3.11% - 4.875%)	-	-	-	2,119	-	2,119	2,119
Note Payable	-	100	100	-	-	200	197
Foreign Loan Facility	18	35	-	-	-	53	53

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

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.5% and 18.4% of total sales for the quarter and nine month period ended October 1, 2005, respectively.  Net assets maintained in a functional currency other than U.S. dollars at October 1, 2005 were approximately 13.4% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At October 1, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations would have increased revenues by $628,000 and $2,012,000 and increased operating profit by $26,000 and $100,000 for the quarter and nine month period ended October 1, 2005, respectively.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

#

Item 4:

CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended October 1, 2005, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of October 1, 2005.

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter the Board authorized an additional $5,000,000 as available for management to continue its stock repurchase program in 2005 subject to market conditions and the capital requirements of the business.  The total available for stock repurchases was approximately $5.3 million at the start of the third quarter. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended October 1, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 3, 2005 to July 30, 2005	-	-	-	485,713
July 31, 2005 to August 27, 2005	62,550	$10.74	62,550	409,357
August 28, 2005 to October 1, 2005	24,018	11.08	24,018	411,515
Total	86,568	$10.83	86,568	411,515

(1)

All of the shares purchased during the third quarter ended October 1, 2005 were purchased under the Board-approved repurchase program.

(2)

The maximum number of shares that may yet be purchased under the program was calculated as the remaining funds available for the repurchase at the end of each fiscal month divided by the closing stock price on the last day of the fiscal month.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended October 1, 2005 and October 2, 2004.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Nine Months ended October 1, 2005 and October 2, 2004.

Exhibit 31.1 – Certification of Luke E. Fichthorn III pursuant to Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 31.2 – Certification of Kenneth L. Bayne pursuant to Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 32.1 – Certification of Luke E. Fichthorn III pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 32.2 – Certification of Kenneth L. Bayne pursuant to Section 906 of the Sarbanes-Oxley act of 2002

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Bairnco has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  BAIRNCO CORPORATION

Luke E. Fichthorn, III

Luke E. Fichthorn, III

Chairman &

Chief Executive Officer

Kenneth L. Bayne

Kenneth L. Bayne

VP of Finance &

Chief Financial Officer

DATE: November 3, 2005

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

OCTOBER 1, 2005

#