Form 10-K
period 2005-12-31
BAIRNCO CORP /DE/
filed 2006-02-22
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

On July 1, 2005, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $74,265,563.

On February 10, 2006, there were 7,269,370 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2005.  Part III incorporates information by reference from the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005 in connection with the Registrant's Annual Meeting of Stockholders to be held on April 20, 2006.

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

In 2003 the Board of Directors approved a plan for the consolidation of its industrial engineered coated product’s businesses in a new leased facility in San Antonio, Texas. The goal was to create a critical business size with a focused management, development, engineering and production team in one location which is more responsive to our customers’ requirements and to the development of new products, and is more cost effective. The consolidation project was substantially completed at the end of 2004.  Total consolidation expenses were $2,992,000 plus there was $3,600,000 of capital expenditures in connection with the plan. Operating results remained substantially below expected performance levels during 2005 due to poor production scheduling, increased scrap, inefficient labor and increased raw material costs. Management was changed and signs of improvement were evident by the end of the year.  Continued improvement in operations is expected to result in savings in excess of $1,500,000 as compared to 2005.

Arlon’s East Providence, Rhode Island facility was sold for $2.0 million in the fourth quarter of 2004 which resulted in a pre-tax gain of $1.2 million.

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

During 2004, plans were approved to establish a China manufacturing facility for Arlon’s Electronic Materials. Due to delays in permitting and licensing, ground-breaking only occurred in December 2005. Actual production is expected to begin by the third quarter of 2006. Organizational costs of $529,000 were incurred in 2005 of which $140,000 is reflected in cost of sales and $389,000 in selling and administrative expenses. Organizational and start up expenses of $500,000 are estimated to be incurred primarily in the first half of 2006. There will be additional redundancy costs in the second half that will be a function of how smoothly and quickly the plant goes into production. Capital expenditures of $2.5 million were incurred in 2005 and are estimated at $4.4 million in 2006. The plant will produce specialty laminates for our customers worldwide. The two laminate plants in the United States will continue to operate but with reduced volumes.

During 2005, Kasco successfully transitioned its manufacturing operations to Mexico and was in full operation by the end of the third quarter. The costs of relocation in 2005 were $987,000 versus the initial estimate of $500,000. The increased costs were driven by the inherent inefficiencies of running two factories longer than anticipated due to delays in moving the equipment and transitioning all production until the third quarter. Total capital expenditures related to the relocation were $865,000 in 2005 versus budget of $775,000.

At December 31, 2005, Bairnco employed 878 persons including 20 headquarters personnel. Bairnco's operations occupy approximately 885,000 square feet of factory and office space at its principal locations. There is an additional 20,000 square feet of leased space used as field warehouses throughout North America.

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

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 42 and 43 and on pages 4 through 7 of Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.  This information should be read in conjunction with the "Financial History" set forth under “Item 6. SELECTED FINANCIAL DATA” of this filing, and "Management's Discussion and Analysis" set forth on pages 10 through 20 of Bairnco's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

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

Kasco’s products and services are sold under a number of brand names including Kasco Corporation in the United States and Canada, Atlantic Service Co. in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

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

During 2005, Kasco made significant investment in its North America and UK operations.  Kasco North America relocated its primary manufacturing facility from St. Louis to Matamoros, Mexico.  Both Kasco North America and Atlantic Service Co, UK invested in significant new coil manufacturing capacity.  Kasco North America also expanded its US and Canada Service Repair network, by hiring new technicians and investing in new vehicles, computers, and parts inventory.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation and the industry’s shift to “Case Ready” product offerings.  Kasco has responded by successfully diversifying into repair and maintenance services for the retail grocery industry, and by globally sourcing and effectively distributing high quality and competitively priced butcher supplies and equipment.  During 2006, Kasco will continue to diversify and expand its repair services business and butcher supplies distribution business.  Kasco will also make investments in new productivity projects during 2006, to further improve our cost position, product quality, and distribution capability.

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

FOREIGN OPERATIONS

The Corporation has foreign operations located in Canada, Mexico, China, the United Kingdom, France and Germany.  Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 42 and 43 of Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2005, 2004 and 2003 were approximately $42,853,000, $43,557,000 and $37,668,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

#

Item 2.

PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date:

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	905,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Electronic Materials

Bear, DE	135,000	Owned
Rancho Cucamonga, CA	80,000	Owned
Suzhou New District, PRC	16,000	Leased (Expires 2006)

Arlon Coated Materials

Dallas, TX	75,000	Leased (Expires 2006)
San Antonio, TX	96,000	Leased (Expires 2008)
San Antonio, TX	16,000	Leased (Expires 2008)
Santa Ana, CA	124,000	Leased (Expires 2008)
San Antonio, TX	138,000	Leased (Expires 2012)

Kasco Replacement Products and Services

Gwent, Wales, UK	25,000	Owned
Montreal, Canada	11,000	Leased (Expires 2006)
Pansdorf, Germany	18,000	Owned
Paris, France	22,000	Leased (Expires 2009)
Matamoros, Mexico	40,000	Owned
St. Louis, MO	78,000	Owned
Field Warehouses:
42 locations in North America	20,000	Leased

#

Item 3.

LEGAL PROCEEDINGS

As discussed in "Management's Discussion and Analysis" set forth on pages 10 through 20 of Bairnco's 2005 Annual Report to Stockholders and in Note 10 to the Consolidated Financial Statements, which is incorporated herein by reference, in the third quarter 2004 Bairnco obtained final resolutions on three long-pending lawsuits.

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

Bairnco Corporation and its subsidiaries are defendants in a number of other pending actions.  Management of Bairnco believes that the disposition of these other actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of December 31, 2005.

#

Item 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (64)

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

Larry D. Smith (56)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities.  Most recently, Mr. Smith was Vice President Human Resources for Emerson’s Therm-O-Disc, Inc. division in Mansfield, Ohio.

Kenneth L. Bayne (36)

Mr. Bayne joined Bairnco on August 8, 2005 as Vice President Finance and Chief Financial Officer of Bairnco. Prior to joining Bairnco, Mr. Bayne was with Guidant Corporation where he served for nine years in a series of increasingly responsible positions, culminating in his most recent position as assistant treasurer for the company.  Prior to that, he served for three years as a senior associate design engineer with Thiokol Corporation.

Lawrence C. Maingot (46)

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

PART II

Item 5.

MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. & c.    Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 21 of Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.  Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ.  Data on dividends paid is included in the Consolidated Statements of Income on page 23 of Bairnco's 2005 Annual Report to Stockholders, which is incorporated herein by reference. In November of 2004 the Board of Directors increased the quarterly cash dividend to $.06 per share from $.05 per share. The total dividend for 2005 was $0.24 per share and $0.21 per share in 2004.  The Board continues to review the dividend on a quarterly basis.

b.   The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2005 was 890.

#

Item 6.

SELECTED FINANCIAL DATA

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included in Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.  The balance sheet data as of December 31, 2005 and 2004 and the statement of operations data for the fiscal years then ended, were derived from the consolidated financial statements and notes thereto that have been audited by Grant Thornton LLP, independent registered public accounting firm. The balance sheet data as of December 31, 2003 and 2002 and the statement of operations data for the fiscal years ended December 31, 2003 and 2002 were derived from the consolidated financial statements and notes thereto that were audited by Ernst & Young LLP, independent registered public accounting firm. The balance sheet data as of December 31, 2001 and the statement of operations data for the fiscal year ended December 31, 2001 were derived from the consolidated financial statements and notes thereto that were audited by Arthur Andersen LLP. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.

#

FINANCIAL HISTORY

		2005	2004	2003	2002	2001
Summary of Operations ($ in thousands)
Net sales		$165,900	165,496	152,696	154,354	160,369
Gross profit		$47,469	47,884	42,871	44,991	46,535
Earnings before provision for litigation costs, interest and taxes (a)		$5,591	8,057	4,623	6,802	7,395
Provision for litigation costs		$--	--	--	4,000	6,200
Operating profit		$5,591	8,057	4,623	2,802	1,195
Interest expense, net		$54	566	768	1,005	2,486
Income (loss) before income taxes		$5,537	7,491	3,855	1,797	(1,291)
Provision (benefit) for income taxes		$1,937	2,372	1,206	436	(983)
Income (loss) from continuing operations		$3,600	5,119	2,649	1,361	(308)
Income from spun off subsidiary		$--	25,710	--	--	--
Net income (loss)		$3,600	30,829	2,649	1,361	(308)
Return from operations on:
Net sales	%	2.2	3.1	1.7	0.9	(0.2)
Average stockholders’ investment	%	4.3	7.7	5.0	2.7	(0.6)
Average capital employed	%	4.1	6.5	3.7	2.4	1.3

Yearend Position ($ in thousands)
Working capital		$41,820	38,220	32,573	23,850	25,801
Working capital as a % of sales	%	25.2	23.1	21.3	15.5	16.1
Plant and equipment, net		$34,373	34,429	36,476	37,468	42,602
Total assets		$125,768	118,781	118,229	115,584	118,255
Total debt		$9,436	1,924	31,833	27,747	33,584
Stockholders’ investment		$83,458	84,767	54,298	51,516	50,018
Capital employed		$92,894	86,691	86,131	79,263	83,602

Per Common Share Data
Basic Earnings (loss) per share from continuing operations		$0.49	0.70	0.36	0.19	(0.04)
Basic Earnings per share from spun off subsidiary		$--	3.49	--	--	--
Basic earnings (loss) per share		$0.49	4.19	0.36	0.19	(0.04)
Diluted Earnings (loss) per share from continuing operations		$0.47	0.68	0.36	0.19	(0.04)
Diluted Earnings per share from spun off subsidiary		$--	3.40	--	--	--
Diluted earnings (loss) per share		$0.47	4.07	0.36	0.19	(0.04)
Cash dividend		$0.24	0.21	0.20	0.20	0.20
Stockholders’ investment		$10.96	11.20	7.35	7.02	6.82
Market price:
High		$12.210	11.9000	7.1500	6.1000	8.4000
Low		$8.660	6.0000	4.6500	4.6900	5.1500

Other Data (in thousands)
Depreciation and amortization		$7,456	7,668	7,797	8,113	9,082
Capital expenditures		$7,304	5,996	5,664	3,811	3,081
Weighted average common shares outstanding		7,350	7,362	7,338	7,332	7,321
Weighted average diluted common shares outstanding		7,613	7,569	7,391	7,337	7,321

Current ratio		2.8	2.7	2.3	1.7	1.8
Number of registered common stockholders at yearend		890	944	992	1,066	1,148
Average number of employees		836	770	755	789	841
Sales per employee		$198,440	214,930	202,250	195,600	190,700

(a) Excludes impact of pre-tax provisions for litigation costs of $4.0 million in 2002 and $6.2 million in 2001.

#

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 20 of Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point increase (decrease) in market rates in effect on December 31, 2005 would change interest expense and hence change the net income of the Corporation by approximately $62,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2005, categorized by type of instrument and by year of maturity.  There have been no changes in market risk factors for the year ended December 31, 2005.

	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Short Term Debt	$2,233	$ --	$ --	$ --	$2,233	$2,233
Long Term Debt:
Revolving line of credit – domestic (5.3% - 5.35% interest rate)	--	--	3,500	--	3,500	3,500
Revolving line of credit – foreign (3.4% to 4.3% interest rate)	--	--	887	--	887	887
China Loan Facility (6.26% interest rate)	--	--	2,583	--	2,583	2,583
Note Payable	100	100	--	--	200	199
Other Foreign Loan Facility	34	--	--	--	34	34

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.6% of total sales for the year ended December 31, 2005.  Net assets maintained in a functional currency other than U.S. dollars at December 31, 2005 were approximately 10.7% of total net assets. The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At December 31, 2005, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during 2005, would have resulted in an increase of revenues by $2.7 million, and an increase in operating profit by $128,000.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

Effect of Inflation

General inflation has had minimal impact on Bairnco's operating results in the last three years.  Sales prices and volumes have been more strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations than by inflationary factors.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 27 through 44 and the "Quarterly Results of Operations (Unaudited)" on page 21 of Bairnco's 2005 Annual Report to Stockholders which is incorporated herein by reference.  Financial Statement Schedules are included in Part IV of this filing.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

#

Item 9A.

CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

Item 9B.

OTHER INFORMATION

None.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors and the audit committee of Bairnco is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bairnco, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

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

Item 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bairnco, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bairnco, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

#

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bairnco, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees charged for professional audit services rendered by Grant Thornton, LLP and Ernst & Young, LLP for the audit of the Company’s financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services during those years. Grant Thornton, LLP was the principal accountant of the Company beginning in the second quarter of 2004.  Ernst & Young, LLP was the principal accountant of the Company during the first quarter of 2004.

	2005	2004
Audit fees (1)	$206,000	$203,900
Audit related fees (2)	23,800	34,600
Tax fees (3)	17,400	8,000
All other fees	--	--
Total	$247,200	$246,500

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

The Audit Committee pre-approved all audit services, audit related services and tax review and compliance services for the Corporation by Grant Thornton LLP during 2005.

#

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)

1.  Financial Statements

Included in the 2005 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

·

Reports of Independent Registered Public Accounting Firms;

·

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

·

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003;

·

Consolidated Balance Sheets as of December 31, 2005 and 2004;

·

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003;

·

Consolidated Statements of Stockholders' Investment for the years ended December 31, 2005, 2004 and 2003;

·

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

·

Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003:

Schedule II - Valuation and Qualifying Accounts on page 24 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3.  See Index to Exhibits on pages 27 through 30 of this Annual Report on Form 10-K.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Year Ended December 31,	Balance Beginning of Year	Expenses	Accounts Written-off	Recoveries and Other	Balance End of Year
2005
Allowance for
doubtful accounts	$1,546,000	$ --	$ (477,000)	$(55,000)	$1,014,000

2004
Allowance for
doubtful accounts	$1,358,000	$ 877,000	$ (713,000)	$ 24,000	$1,546,000

2003
Allowance for
doubtful accounts	$1,295,000	$ 371,000	$ (308,000)	$ --	$1,358,000

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: February 22, 2006	By: /s/ Kenneth L. Bayne
Kenneth L. Bayne
Vice President Finance
(Chief Financial Officer)

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

 /s/ Luke E. Fichthorn III

Luke E. Fichthorn III

Chairman and CEO

 /s/ Gerald L. DeGood

Gerald L. DeGood

Director, Chairman of the Audit Committee

 /s/ Charles T. Foley

Charles T. Foley

Director

 /s/ James A. Wolf

James A. Wolf

Director

 /s/ William F. Yelverton

William F. Yelverton

Director

/s/ Kenneth L. Bayne

Kenneth L. Bayne

Vice President Finance

(Chief Financial Officer)

 /s/ Lawrence C. Maingot

Lawrence C. Maingot

Corporate Controller

(Chief Accounting Officer)

#

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Third Amended and Restated Credit Agreement dated as of May 20, 2005, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A.

Exhibit 99.1 to Bairnco’s Current Report on Form 8-K dated June 2, 2005.

Exhibits to Third Amended and Restated Credit Agreement dated as of May 20, 2005, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A.

Exhibits 99.2 through 99.4 to Bairnco’s Current Report on Form 8-K dated June 2, 2005.

First Amendment, dated September 28, 2005, to Third Amended and Restated Credit Agreement dated as of May 20, 2005, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America N.A., as Administrative Agent, and Wachovia Bank N.A.

Exhibit 99 to Bairnco’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005

#

Description	Incorporated Herein by Reference To
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc.	Exhibit 99 to Bairnco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002.
Ernst & Young Preferability Letter Dated January 30, 2003 Re: Change in Actuarial Valuation Measurement Date for Pension Plans.	Exhibit 18 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
Commercial/Industrial Lease dated December 18, 2002 between The Ben-Tal Family Trust and Arlon-Viscor LTD., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002
First Lease Renewal Agreement, dated February 15, 2003, between Arlon Signtech Ltd, a Texas limited partnership and RAM Global, Ltd., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2003.
2005 Annual Report to Stockholders.	Exhibit 13 filed herewith.
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Registered Public Accounting Firm.	Exhibit 23.1 filed herewith.
Consent of Independent Registered Certified Public Accounting Firm.	Exhibit 23.2 filed herewith.
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1 filed herewith.
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2 filed herewith
Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 filed herewith.

#

Description	Incorporated Herein by Reference To

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 filed herewith.
Report of Independent Registered Public Accounting Firm.	Exhibit 99.1 filed herewith.
First Amendment, dated May 23, 2005, to Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc.	Exhibit 99.2 filed herewith.

#