Form 10-Q
period 2006-04-01
BAIRNCO CORP /DE/
filed 2006-05-08
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

7,178,603 shares of Common Stock Outstanding as of April 20, 2006.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2006 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as the general level of economic activity, inflation or fluctuations in interest or foreign exchange rates; renegotiation of the Corporation’s Credit Agreement; the market demand and acceptance of the Corporation’s existing and new products; changes in the pricing of the products of the Corporation or its competitors; the impact of competitive products; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions or reorganizations; the impact on production output and costs from the availability of energy sources and related pricing; the costs and other effects of complying with environmental regulatory requirements; disruptions in operations due to labor disputes;  and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED APRIL 1, 2006 AND APRIL 2, 2005

(Unaudited)

	2006	2005
Net Sales	$ 42,858,000	$ 40,122,000
Cost of sales	30,078,000	28,039,000
Gross Profit	12,780,000	12,083,000
Selling and administrative expenses	11,067,000	10,515,000
Operating Profit	1,713,000	1,568,000
Interest expense, net	136,000	26,000
Income before income taxes	1,577,000	1,542,000
Provision for income taxes	565,000	540,000
Net Income	$ 1,012,000	$ 1,002,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.14	$ 0.14
Diluted	$ 0.14	$ 0.13

Weighted Average Number of Shares Outstanding:
Basic	7,191,000	7,399,000
Diluted	7,394,000	7,675,000

Dividends per Share of Common Stock	$ 0.06	$ 0.06

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED APRIL 1, 2006 AND APRIL 2, 2005

(Unaudited)

Note 3

	2006	2005
Net income	$ 1,012,000	$ 1,002,000
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	136,000	(348,000)
Comprehensive income	$ 1,148,000	$ 654,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF APRIL 1, 2006 AND DECEMBER 31, 2005

	2006 (Unaudited)	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,668,000	$ 5,313,000
Accounts receivable, less allowances of $1,079,000 and $1,014,000, respectively	28,535,000	25,713,000
Inventories	29,902,000	27,231,000
Deferred income taxes	3,558,000	3,305,000
Other current assets	2,482,000	4,082,000
Total current assets	66,145,000	65,644,000

Plant and equipment, at cost	121,321,000	119,869,000
Accumulated depreciation and amortization	(87,094,000)	(85,496,000)
Plant and equipment, net	34,227,000	34,373,000
Cost in excess of net assets of purchased businesses, net	14,456,000	14,439,000
Other assets	10,935,000	11,312,000
	$ 125,763,000	$ 125,768,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,536,000	$ 2,233,000
Current maturities of long-term debt	118,000	134,000
Accounts payable	11,301,000	12,051,000
Accrued expenses	9,227,000	9,406,000
Total current liabilities	22,182,000	23,824,000
Long-term debt	8,799,000	7,069,000
Deferred income taxes	9,375,000	9,788,000
Other liabilities	1,572,000	1,629,000
Commitments and contingencies (Note 10)

Stockholders’ Investment:
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01. Authorized 30,000,000 shares; 11,700,040 and 11,612,307 shares issued, respectively; 7,331,903 and 7,342,570 shares outstanding, respectively	117,000	116,000
Paid-in capital	51,687,000	51,107,000
Retained earnings	67,358,000	66,787,000
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	2,751,000	2,615,000
Minimum pension liability adjustment, net of $40,500 tax	(73,000)	(73,000)
Treasury stock, at cost, 4,368,137 and 4,269,737 shares, respectively	(38,005,000)	(37,094,000)
Total stockholders’ investment	83,835,000	83,458,000
	$ 125,763,000	$ 125,768,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED APRIL 1, 2006 AND APRIL 2, 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 1,012,000	$ 1,002,000
Adjustments to reconcile to net cash provided by
Operating activities:
Depreciation and amortization	1,829,000	1,845,000
Earned compensation	45,000	31,000
Loss on disposal of plant and equipment	28,000	22,000
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(2,743,000)	(755,000)
(Increase) in inventories	(2,574,000)	(2,052,000)
Decrease in other current assets	1,598,000	1,066,000
(Decrease) increase in accounts payable	(789,000)	448,000
Increase (decrease) in accrued expenses	222,000	(833,000)
Other	(364,000)	538,000
Net cash (used in) provided by operating activities	(1,736,000)	1,312,000

Cash Flows from Investing Activities:
Capital expenditures	(1,676,000)	(2,325,000)
Proceeds from sale of plant and equipment	1,000	6,000
Payment for purchased businesses	--	(5,000)
Net cash (used in) investing activities	(1,675,000)	(2,324,000)

Cash Flows from Financing Activities:
Net (decrease) increase in short-term debt	(710,000)	41,000
Proceeds from long-term debt	2,500,000	--
Long-term debt repayments	(786,000)	(135,000)
Payment of dividends	(875,000)	(894,000)
Purchase of treasury stock	(911,000)	--
Exercise of stock options	523,000	72,000
Net cash (used in) financing activities	(259,000)	(916,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	25,000	(28,000)
Net (decrease) in cash and cash equivalents	(3,645,000)	(1,956,000)
Cash and cash equivalents, beginning of period	5,313,000	3,451,000
Cash and cash equivalents, end of period	$ 1,668,000	$ 1,495,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

APRIL 1, 2006

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

The quarterly financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements.  The consolidated results of operations for the quarter ended April 1, 2006 are not necessarily indicative of the results of operations for the full year.

New accounting pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement was adopted effective January 1, 2005 and its provisions applied prospectively. The adoption of this statement had no impact on the Corporation’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement, as issued, is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged. The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS 123R, allowing issuers to adopt the fair value provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. The Corporation adopted SFAS 123R effective January 1, 2006 and plans on using the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period.  The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123R. The adoption of SFAS 123R had an immaterial impact on the Corporation’s financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in net income in the period of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006, had no impact on the Corporation’s financial position, results of operations or cash flows.

Reclassifications:

Certain reclassifications were made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ investment.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters ended April 1, 2006 and April 2, 2005 are included as Exhibit 11 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options and restricted stock shares. Anti-dilutive options outstanding totaled 40,150 as of April 1, 2006.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters ended April 1, 2006 and April 2, 2005, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Debt

Long-term debt consisted of the following as of April 1, 2006 and December 31, 2005, respectively:

	2006	2005

Revolving credit notes under Credit Facility	$6,099,000	$4,387,000
Non-interest bearing note payable	202,000	199,000
Other foreign loan facility	2,616,000	2,617,000
	8,917,000
Less: Current maturities	118,000	134,000
Total	$8,799,000	$7,069,000

The Corporation has a three year, unsecured revolving Credit Facility (“Credit Facility”) which permits a maximum loan commitment of $25 million and includes letter of credit commitments not exceed $13 million. The Credit Facility has an expiration date of April 30, 2008. At April 1, 2006, Bairnco’s total debt outstanding was $10,453,000 compared to $9,436,000 at the end of 2005. At April 1, 2006, $6,099,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $5.5 million domestic and $599,000 foreign borrowings. In addition, approximately $5.1 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.5 million of the letters of credit guarantee various insurance activities and $2.6 million represents letters of credit securing borrowings of the same amount for the China manufacturing facility and fabrication center. As of April 1, 2006, approximately $12.9 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. Outstanding domestic borrowings totaled $817,000 at April 1, 2006 and outstanding foreign short-term borrowings totaled $719,000, all of which is denominated in Euros.

The Credit Agreement contains covenants, which require the Corporation to meet minimum fixed charge coverage ratios, and which limit the ratio of funded debt to EBITDA as defined in the Credit Agreement.  At April 1, 2006, the Corporation was in compliance with all covenants contained in the Credit Agreement.

 (5)

Inventories

Inventories consisted of the following as of April 1, 2006 and December 31, 2005:

	2006	2005
Raw materials and supplies	$ 7,912,000	$ 7,178,000
Work in process	8,381,000	8,939,000
Finished goods	13,609,000	11,114,000
Total inventories	$ 29,902,000	$ 27,231,000

(6)

Accrued Expenses

Accrued expenses consisted of the following as of April 1, 2006 and December 31, 2005:

	2006	2005
Salaries and wages	$ 1,829,000	$ 2,354,000
Income taxes	620,000	54,000
Insurance	2,307,000	2,300,000
Other accrued expenses	4,471,000	4,698,000
Total accrued expenses	$ 9,227,000	$ 9,406,000

Accrued expenses-insurance: The Corporation's U.S. insurance programs for general liability, automobile liability, workers compensation and certain employee related health care benefits are effectively self-insured for claims incurred below the maximum amounts stipulated by the associated insurance policies for each case and in the aggregate. Claims in excess of self-insurance levels are fully insured. Accrued expenses-insurance represents the estimated costs of known and anticipated claims under these insurance programs. The Corporation provides reserves on reported claims and claims incurred but not reported at each balance sheet date based upon the estimated amount of the probable claim or the amount of the deductible, whichever is lower. Such estimates are reviewed and evaluated in light of emerging claim experience and existing circumstances. Any changes in estimates from this review process are reflected in operations currently.

(7)

Stock Incentive Plan

Effective January 1, 2006, the Corporation accounts for stock options under SFAS 123R (refer to Note 1 to Consolidated Condensed Financial Statements). Prior to this, the Corporation accounted for stock options using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”). Accordingly, no compensation expense was recognized for stock options granted under any of the stock plans as the exercise price of all options granted was equal to the current market value of our stock on the grant date.  The Corporation did adopt the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) effective December 31, 2002.

In computing the expense under SFAS 123R and the disclosures under SFAS 148, the Corporation used the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	April 1, 2006	April 2, 2005
Expected Life	6.8 years	5.0 years
Volatility	27.1%	27.6%
Risk-free interest rate	4.5%	4.5%
Dividend yield	2.48%	2.12%
Turnover	5.67%	5.57%

The impact on the first quarter 2006 results of implementing SFAS 123R was as follows:

Quarter Ended April 1, 2006
Net income before SFAS 123R adjustment	$ 1,020,000
Deduct: Total stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	(8,000)
Net Income, as reported	$ 1,012,000
Basic Earnings per Share:
Prior to SFAS 123R adjustment	$ 0.14
As reported	$ 0.14
Diluted Earnings per Share:
Prior to SFAS 123R adjustment	$ 0.14
As reported	$ 0.14

Had SFAS 123R been implemented in 2005, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarter ended April 2, 2005:

Quarter Ended April 2, 2005
Net Income, as reported	$1,002,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,000)
Net Income, pro forma	$ 995,000
Basic Earnings per Share:
As reported	$ 0.14
Pro forma	$ 0.13
Diluted Earnings per Share:
As reported	$ 0.13
Pro forma	$ 0.13

(8)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters ended April 1, 2006 and April 2, 2005:

	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005

Service cost-benefits earned during the year	$ 296,000	$ 265,000
Interest cost on projected benefit obligation	634,000	617,000
Expected return on plan assets	(853,000)	(787,000)
Amortization of prior service cost	11,000	12,000
Amortization of accumulated losses	210,000	142,000
Curtailment loss	67,000	--
Net periodic pension cost	$ 365,000	$ 249,000

Effective March 31, 2006, Bairnco froze the Bairnco Corporation Retirement Plan (the “Plan”) and initiated employer contributions to its 401(k) plan.  A base contribution of 1% of pay will be made to each participant’s account, plus the Corporation will match 50% of up to 4% of pay contributed by the employee. Employer contributions to the 401(k) plan in 2006 are now estimated at $500,000.

As a result of the Plan freeze, all unamortized prior service costs in the Plan as of March 31, 2006 was recognized as a curtailment loss.

Assuming no adverse changes in 2006 to the discount rate used for measuring the benefit obligation and assuming the rate of return on assets equals or exceeds the actuarial assumption, then the Corporation does not expect to contribute to the US plans in 2006.

(9)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2005 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters ended April 1, 2006 and April 2, 2005 as required under SFAS No. 131 is as follows:

	2006	2005
Net Sales
Arlon Electronic Materials	$15,533,000	$12,428,000
Arlon Coated Materials	16,128,000	16,663,000
Kasco	11,197,000	11,031,000
Headquarters	--	--
	$42,858,000	$40,122,000

Operating Profit (Loss)
Arlon Electronic Materials	$ 2,569,000	$ 1,364,000
Arlon Coated Materials	93,000	798,000
Kasco	347,000	97,000
Headquarters	(1,296,000)	(691,000)
	$ 1,713,000	$ 1,568,000

The total assets of the segments as of April 1, 2006 and December 31, 2005 are as follows:

	2006	2005

Arlon EM	$ 30,998,000	$ 31,035,000
Arlon CM	48,274,000	45,932,000
Kasco	29,207,000	30,436,000
Headquarters	17,284,000	18,365,000
	$ 125,763,000	$ 125,768,000

 (10)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of April 1, 2006.

#

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and related notes and with Bairnco's Audited Consolidated Financial Statements and related notes for the year ended December 31, 2005.

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

Comparison of First Quarter 2006 to First Quarter 2005

Net sales in the first quarter 2006 increased 6.8% to $42,858,000 from $40,122,000 in 2005. Arlon’s Electronic Materials sales were higher by 25.0% due primarily to stronger electronics and wireless telecommunications markets. Arlon’s Coated Materials sales were down 3.2% from lower sales into certain automotive and industrial markets. Kasco's sales increased 1.5% from the first quarter 2005 primarily from sales improvements in Europe that were up 11.3% in local currency but up only 2.3% in US dollars due to the change in exchange rates.

Gross profit increased 5.8% to $12,780,000 from $12,083,000 due to improved sales, increased production volumes at Arlon’s Electronic Materials, and somewhat offset by price increases in certain raw materials.  The gross profit margin as a percent of sales decreased to 29.8% from 30.1% as Arlon’s Coated Materials’ graphics products reflected lower margins due to price increases not fully offsetting cost increases and a mix change to growing but lower margin print products. The first quarter 2006 gross profit was reduced by $46,000 due to start-up expenses related to Arlon’s China manufacturing facility. The first quarter 2005 gross profit was reduced by $314,000 due to the relocation of Kasco’s manufacturing operations to Mexico and start-up expenses of the China facility. Improvements in Kasco’s European operations’ operating profit were offset by start-up production issues at Kasco’s Mexican manufacturing facility.

Selling and administrative expenses increased 5.2% to $11,067,000 in 2006 as compared to $10,515,000 in 2005 on increased sales.  In addition, the 2005 selling and administrative expenses were reduced by $285,000 of income related to “key man” life insurance proceeds received.

Operating profit increased 9.2% to $1,713,000 from $1,568,000 in the first quarter 2005. Arlon’s Electronic Materials operating profit increased $1,205,000 to $2,569,000 on increased sales and improved volumes and factory performance. Arlon’s Coated Materials operating profit decreased $705,000 to $93,000 due to margin erosion and the mix change which more than offset the improved results at the San Antonio plant.  Kasco’s operating profit increased to $347,000 in 2006 from $97,000 in 2005.

Net interest expense was $136,000 in 2006 as compared to $26,000 in 2005 due to the increased outstanding borrowings primarily due to capital expenditures for the China manufacturing plant.

The effective tax rate for the first quarter 2006 was 35.8% as compared to 35.0% in 2005.  Net income increased 1.0% to $1,012,000 in 2006 as compared to $1,002,000 in the first quarter of 2005. Diluted earnings per common share were $.14 versus $.13 in 2005.

Operational Developments

Arlon Electronic Materials’ China manufacturing facility is under construction and production is expected to begin in the third quarter of 2006. Organizational costs of $123,000 were incurred in the first quarter of which $46,000 is reflected in cost of sales and $77,000 in selling and administrative expenses. An additional $500,000 of organizational and start up expenses are expected to be incurred prior to production. Capital expenditures of $885,000 were incurred in the first quarter and are estimated at $2.0 million for the remainder of 2006.

The new management team at Arlon Coated Materials’ San Antonio operation has made significant changes to the operations in the first quarter with noteworthy improvements in yield, efficiency, on-time delivery and volume. Continued improvements are expected during the remainder of 2006.

Pension Plan Freeze

On March 31, 2006, the Corporation froze the pension plan and implemented a 401k match. Effective April 1, 2006, employees no longer earn future pension benefits but receive 401k matching company contributions. A base contribution of 1% of pay will be made to each employee plus the Corporation will match 50% of up to 4% of pay contributed by the employee. The pension plan was fully funded as of December 31, 2005.

As a result of the Plan freeze, all unamortized prior service costs in the Plan as of March 31, 2006 was recognized as a curtailment loss.

Dividend

The first quarter cash dividend of $.06 per share was paid on March 31, 2006 to stockholders of record on March 6, 2006.

Stockholders Meeting

At the Annual Meeting held on April 20, 2006, the stockholders elected the nominees for director recommended by the Board of Directors and ratified the Board’s selection of Grant Thornton LLP as Bairnco’s auditors for the 2006 fiscal year.

Liquidity and Capital Resources

At April 1, 2006, Bairnco had working capital of $44.0 million compared to $41.8 million at December 31, 2005.  Cash decreased as it was used to fund Bairnco’s working capital needs in the first quarter.  Accounts receivable increased with increased sales during the latter half of the first quarter 2006 as compared to the end of 2005. Increases in inventories were experienced across the Corporation due to normal seasonal increases and the increased cost of purchased raw materials and some pre-buying to avoid known future raw material price increases. In addition, there was a conscious decision by local management to buy additional inventory for the San Antonio facility in order to improve on-time delivery and eliminate raw material stock outs that had occurred due to a combination of long vendor lead times and previously, poorly managed inventory systems. The inventory systems have been fixed and plans are in place to reduce the inventories back down to appropriate operating levels over the remainder of the year. The decrease in other current assets reflects the collection of the $1.3 million tax receivable.

During the first quarter 2006, Bairnco repurchased 98,400 shares of its common stock on the open market at a total cost of $911,000. As of the end of the first quarter 2006, $4.7 million is available as authorized by the Board for management to continue its stock repurchase program in 2006 subject to market conditions and the capital requirements of the business.

The Corporation has a three year, unsecured revolving Credit Facility (“Credit Facility”) which permits a maximum loan commitment of $25 million and includes letter of credit commitments not exceed $13 million. The Credit Facility has an expiration date of April 30, 2008. At April 1, 2006, Bairnco’s total debt outstanding was $10,453,000 compared to $9,436,000 at the end of 2005. At April 1, 2006, $6,099,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $5.5 million domestic and $599,000 foreign borrowings. In addition, approximately $5.1 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.5 million of the letters of credit guarantee various insurance activities and $2.6 million represents letters of credit securing borrowings of the same amount for the China manufacturing facility and fabrication center. As of April 1, 2006, approximately $12.9 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. Outstanding domestic borrowings totaled $817,000 at April 1, 2006 and outstanding foreign short-term borrowings totaled $719,000, all of which is denominated in Euros.

Bairnco made $1,676,000 of capital expenditures during the first quarter of 2006. Total capital expenditures for 2006 are expected to approximate $7.9 million.

Cash provided by operating activities plus the amounts available under the credit facilities are expected to be sufficient to fulfill Bairnco's anticipated cash requirements in 2006.

Business Outlook

Management’s expectations of operating results for 2006 remain unchanged. Bairnco remains in strong financial condition.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on April 1, 2006 would change interest expense and hence change net income of the Corporation by approximately $68,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at April 1, 2006, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended April 1, 2006.

	2006	2007	2008	2009	2010	Total	Fair Value
Short Term Debt	1,536	-	-	-	-	1,536	1,536
Long Term Debt: Revolving line of credit – domestic (5.68% - 5.82% interest rate)	-	-	5,500	-	-	5,500	5,500
Revolving line of credit – foreign (4.81% interest rate)	-	-	599	-	-	599	599
China loan facility (6.26% interest rate)	-	-	2,598	-	-	2,598	2,598
Note Payable	100	102	-	-	-	202	202
Foreign Loan Facility	18	-	-	-	-	18	18

Effect of Inflation

General inflation had minimal impact on Bairnco's operating results during 2004. During the fourth quarter 2004, deflation stopped and material prices for 2005 began increasing. The trend has continued into 2006. In many instances Bairnco has been able to increase selling prices to offset these material cost increases. However, there are certain cases where the Company has not been able to pass along the material cost increases and retain the business. In these instances, selling prices, margins and volumes have been negatively impacted by the inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.1% of total sales for the quarter ended April 1, 2006.  Net assets maintained in a functional currency other than U.S. dollars at April 1, 2006 were approximately 10.8% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant. At April 1, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during the first quarter of 2006, would have increased revenues by $694,000 for the quarter ended April 1, 2006, and increased operating profit by $49,000 for the quarter ended April 1, 2006.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended April 1, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of April 1, 2006.

Item 2:

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Bairnco was held in Lake Mary, Florida on April 20, 2006. Stockholders ratified management’s selection of Grant Thornton LLP as auditors for Bairnco for the 2006 fiscal year and elected all nominees to the Board of Directors.

The following table sets forth the results of votes:

	Votes For	Votes Against or Withheld
a. Votes on Ratification of Management's Selection of Auditors
Grant Thornton LLP	6,140,768	27,619

b. Votes on Election of Directors
Luke E. Fichthorn III	6,008,785	159,602
Gerald L. DeGood	6,121,150	47,237
Charles T. Foley	6,008,818	159,569
James A. Wolf	6,075,802	92,585
William F. Yelverton	6,009,719	158,668

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended April 1, 2006 and April 2, 2005.

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

Chairman &

Chief Executive Officer

Kenneth L. Bayne

Kenneth L. Bayne

Vice President Finance &

Chief Financial Officer

DATE: May 8, 2006

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

APRIL 1, 2006

#