Form 10-Q
period 2006-07-01
BAIRNCO CORP /DE/
filed 2006-08-10
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

7,287,228 shares of Common Stock Outstanding as of August 4, 2006.

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

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2005 and thereafter include many factors that are beyond the Corporation’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, changes in US or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates; the impact on production output and costs from the availability of energy sources and related pricing; changes in the market for raw or packaging materials which could impact the Corporation’s manufacturing costs; changes in the product mix; changes in the pricing of the products of the Corporation or its competitors; the market demand and acceptance of the Corporation’s existing and new products; the impact of competitive products; the loss of a significant customer or supplier; production delays or inefficiencies; the ability to achieve anticipated revenue growth, synergies and other cost savings in connection with acquisitions and plant consolidations; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the costs and other effects of complying with environmental regulatory requirements; disruptions in operations due to labor disputes; and losses due to natural disasters where the Corporation is self-insured.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED JULY 1, 2006 AND JULY 2, 2005

(Unaudited)

	2006	2005
Net Sales	$ 44,994,000	$ 44,088,000
Cost of sales	31,744,000	30,889,000
Gross Profit	13,250,000	13,199,000
Selling and administrative expenses	11,134,000	10,845,000
Operating Profit	2,116,000	2,354,000
Interest expense, net	42,000	33,000
Income before income taxes	2,074,000	2,321,000
Provision for income taxes	725,000	812,000
Net Income	$ 1,349,000	$ 1,509,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.19	$ 0.20
Diluted	$ 0.18	$ 0.20

Weighted Average Number of Shares Outstanding:
Basic	7,150,000	7,398,000
Diluted	7,375,000	7,654,000

Dividends per Share of Common Stock	$ 0.06	$ 0.06

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

(Unaudited)

	2006	2005
Net Sales	$ 87,852,000	$ 84,210,000
Cost of sales	61,822,000	58,928,000
Gross Profit	26,030,000	25,282,000
Selling and administrative expenses	22,201,000	21,360,000
Operating Profit	3,829,000	3,922,000
Interest expense, net	178,000	59,000
Income before Income Taxes	3,651,000	3,863,000
Provision for income taxes	1,290,000	1,352,000
Net Income	$ 2,361,000	$ 2,511,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.33	$ 0.34
Diluted	$ 0.32	$ 0.33

Weighted Average Number of Shares Outstanding:
Basic	7,169,000	7,397,000
Diluted	7,386,000	7,666,000

Dividends per Share of Common Stock	$ 0.12	$ 0.12

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED JULY 1, 2006 AND JULY 2, 2005

(Unaudited)

(Note 3)

	2006	2005
Net income	$ 1,349,000	$ 1,509,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	483,000	(685,000)
Comprehensive income	$ 1,832,000	$ 824,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

(Unaudited)

(Note 3)

	2006	2005
Net income	$ 2,361,000	$ 2,511,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	619,000	(1,033,000)
Comprehensive income	$ 2,980,000	$ 1,478,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JULY 1, 2006 AND DECEMBER 31, 2005

	2006 (Unaudited)	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,008,000	$ 5,313,000
Accounts receivable, less allowances of $1,206,000 and $1,014,000, respectively	30,474,000	25,713,000
Inventories	29,872,000	27,231,000
Deferred income taxes	4,278,000	3,305,000
Other current assets	2,151,000	4,082,000
Total current assets	67,783,000	65,644,000

Plant and equipment, at cost	123,469,000	119,869,000
Accumulated depreciation and amortization	(88,402,000)	(85,496,000)
Plant and equipment, net	35,067,000	34,373,000
Cost in excess of net assets of purchased businesses, net	14,533,000	14,439,000
Other assets	11,039,000	11,312,000
	$ 128,422,000	$ 125,768,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 1,237,000	$ 2,233,000
Current maturities of long-term debt	100,000	134,000
Accounts payable	10,882,000	12,051,000
Accrued expenses	11,355,000	9,406,000
Total current liabilities	23,574,000	23,824,000
Long-term debt	9,990,000	7,069,000
Deferred income taxes	8,711,000	9,788,000
Other liabilities	1,531,000	1,629,000
Commitments and contingencies (Notes 4 and 11)	--	--

Stockholders’ Investment (Note 8):
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, authorized 30,000,000 shares; 11,719,715 and 11,612,307 shares issued, respectively; 7,286,978 and 7,342,570 shares outstanding, respectively	117,000	116,000
Paid-in capital	51,766,000	51,611,000
Retained earnings	68,270,000	66,787,000
Unearned compensation	--	(504,000)
Accumulated Other Comprehensive Income (Loss)-
Currency translation adjustment	3,234,000	2,615,000
Minimum pension liability adjustment, net of $40,500 tax	(73,000)	(73,000)
Treasury stock, at cost, 4,432,737 and 4,269,727 shares, respectively	(38,698,000)	(37,094,000)
Total stockholders’ investment	84,616,000	83,458,000
	$ 128,422,000	$ 125,768,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 2,361,000	$ 2,511,000
Adjustments to reconcile to net cash provided by
operating activities:
Depreciation and amortization	3,662,000	3,759,000
Loss on disposal of plant and equipment	15,000	36,000
Deferred income taxes	(2,072,000)	(685,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable, net	(4,429,000)	(2,652,000)
(Increase) in inventories	(2,298,000)	(2,261,000)
Decrease in other current assets	1,942,000	883,000
(Decrease) increase in accounts payable	(1,382,000)	1,789,000
Increase (decrease) in accrued expenses	2,234,000	(422,000)
Other	232,000	771,000
Net cash provided by operating activities	265,000	3,729,000

Cash Flows from Investing Activities:
Capital expenditures	(4,188,000)	(4,880,000)
Proceeds from sale of plant and equipment	18,000	45,000
Payment for purchased businesses	--	(5,000)
Net cash (used in) investing activities	(4,170,000)	(4,840,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	(1,062,000)	1,538,000
Proceeds from long-term debt	3,880,000	1,500,000
Long-term debt repayments	(1,021,000)	(1,828,000)
Payment of dividends	(1,312,000)	(1,363,000)
Exercise of stock options	558,000	113,000
Repurchase of treasury stock	(1,604,000)	(324,000)
Net cash (used in) financing activities	(561,000)	(364,000)

Effect of foreign currency exchange rate changes on cash and cash equivalents	161,000	(146,000)
Net (decrease) in cash and cash equivalents	(4,305,000)	(1,621,000)
Cash and cash equivalents, beginning of period	5,313,000	3,451,000
Cash and cash equivalents, end of period	$ 1,008,000	$ 1,830,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JULY 1, 2006

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

The quarterly financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements.  The consolidated results of operations for the quarter and six month period ended July 1, 2006 are not necessarily indicative of the results of operations for the full year.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement, as issued, is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged. The SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS 123R, allowing issuers to adopt the fair value provisions no later than the beginning of the first fiscal year beginning after June 15, 2005. The Corporation adopted SFAS 123R effective January 1, 2006 and is using the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period.  The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued.  All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123R. The adoption of SFAS 123R had an immaterial impact on the Corporation’s financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in net income in the period of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 effective January 1, 2006, had no impact on the Corporation’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although earlier application of the provisions of the interpretation is encouraged. The Corporation has not yet determined what the implications of its adoption, if any, will be on the consolidated financial position or results of operations.

(2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and six month periods ended July 1, 2006 and July 2, 2005 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the effect of all dilutive stock options and restricted stock shares. Anti-dilutive options outstanding totaled 29,100 and 52,100 for the quarter and six month period ended July 1, 2006, respectively.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and six months ended July 1, 2006 and July 2, 2005, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Debt

Long-term debt consisted of the following as of July 1, 2006 and December 31, 2005, respectively:

	2006	2005

Revolving credit notes under Credit Facility	$ 7,377,000	$ 4,387,000
Non-interest bearing note payable	105,000	199,000
Other foreign loan facility	2,608,000	2,617,000
	10,090,000
Less: Current maturities	100,000	134,000
Total	$ 9,990,000	$ 7,069,000

The Corporation has a three year, unsecured revolving Credit Facility (“Credit Facility”) which permits a maximum loan commitment of $25 million and includes letter of credit commitments not exceed $13 million. The Credit Facility has an expiration date of April 30, 2008. At July 1, 2006, Bairnco’s total debt outstanding was $11,327,000 compared to $9,436,000 at the end of 2005. At July 1, 2006, $7,377,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $6,750,000 domestic and $627,000 foreign borrowings. In addition, approximately $5.2 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.6 million of the letters of credit guarantee various insurance activities and $2.6 million represents letters of credit securing borrowings of the same amount for the China manufacturing facility and fabrication center. As of July 1, 2006, approximately $12.1 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. Outstanding domestic borrowings totaled $331,000 at July 1, 2006 and outstanding foreign short-term borrowings totaled $906,000, $839,000 of which is denominated in Euros and $67,000 in Canadian dollars.

The Credit Agreement contains covenants, which require the Corporation to meet minimum fixed charge coverage ratios, and which limit the ratio of funded debt to EBITDA as defined in the Credit Agreement.  At July 1, 2006, the Corporation was in compliance with all covenants contained in the Credit Agreement.

(5)

Inventories

Inventories consisted of the following as of July 1, 2006 and December 31, 2005:

	2006	2005
Raw materials and supplies	$ 7,454,000	$ 7,178,000
Work in process	9,135,000	8,939,000
Finished goods	13,283,000	11,114,000
Total inventories	$ 29,872,000	$ 27,231,000

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of July 1, 2006 and December 31, 2005:

	2006	2005
Salaries and wages	$ 1,816,000	$ 2,354,000
Income taxes	1,540,000	54,000
Insurance	2,442,000	2,300,000
Other accrued expenses	5,557,000	4,698,000
Total accrued expenses	$ 11,355,000	$ 9,406,000

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

#

In computing the expense under SFAS 123R and the disclosures under SFAS 148, the Corporation used the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	July 1, 2006	July 2, 2005
Expected Life	7.0 years	5.0 years
Volatility	27.4%	27.5%
Risk-free interest rate	5.1%	4.5%
Dividend yield	2.14%	2.26%
Turnover	5.3%	5.2%

Had SFAS No. 123R been implemented in 2005, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarters and six months ended July 2, 2005:

	Quarter Ended July 2, 2005	Six Months Ended July 2, 2005
Net Income, as reported	$ 1,509,000	$ 2,511,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,000)	(19,000)
Net Income, pro forma	$ 1,497,000	$ 2,492,000
Basic Earnings per Share:
As reported	$ 0.20	$ 0.34
Pro forma	$ 0.20	$ 0.34
Diluted Earnings per Share:
As reported	$ 0.20	$ 0.33
Pro forma	$ 0.20	$ 0.33

(8)

Stockholders’ Investment

Pursuant to the first quarter 2006 authorization of the Board of Directors, the Corporation had total funds available for stock repurchases at the start of the second quarter of approximately $4.8 million to repurchase common stock in accordance with applicable securities regulations. The Corporation repurchased 64,600 shares of common stock for $690,000 plus commissions of $3,000 during the second quarter ended July 1, 2006. As of July 1, 2006, the Corporation’s cumulative repurchases amounted to 4,432,737 shares of common stock.

 (9)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters and six months ended July 1, 2006 and July 2, 2005:

#

	Quarter Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost-benefits earned during the year	$ 9,000	$ 248,000	$ 305,000	$ 513,000
Interest cost on projected benefit obligation	602,000	733,000	1,236,000	1,350,000
Expected return on plan assets	(879,000)	(949,000)	(1,732,000)	(1,736,000)
Amortization of prior service cost	1,000	33,000	12,000	45,000
Amortization of accumulated losses	149,000	186,000	359,000	328,000
Curtailment loss	3,000	93,000	70,000	93,000
Net periodic pension cost	$ (115,000)	$ 344,000	$ 250,000	$ 593,000

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

Assuming no adverse changes in 2006 to the discount rate used for measuring the benefit obligation and assuming the rate of return on assets equals or exceeds the discount rate, then the Corporation does not expect to contribute to the US plans in 2006.

(10)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with SFAS No. 131.  There are no differences to the 2005 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and six months ended July 1, 2006 and July 2, 2005 as required under SFAS No. 131 is as follows:

	Quarters		Six Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
July 1, 2006
Arlon Electronic Materials	$ 15,267,000	$ 2,338,000	$ 30,800,000	$ 4,907,000
Arlon Coated Materials	18,057,000	660,000	34,185,000	753,000
Kasco	11,670,000	346,000	22,867,000	693,000
Headquarters	--	(1,228,000)	--	(2,524,000)
	$ 44,994,000	$ 2,116,000	$ 87,852,000	$ 3,829,000

July 2, 2005
Arlon Electronic Materials	$ 14,041,000	$ 1,980,000	$ 26,469,000	$ 3,344,000
Arlon Coated Materials	18,757,000	1,239,000	35,420,000	2,037,000
Kasco	11,290,000	161,000	22,321,000	258,000
Headquarters	--	(1,026,000)	--	(1,717,000)
	$ 44,088,000	$ 2,354,000	$ 84,210,000	$ 3,922,000

#

The total assets of the segments as of July 1, 2006 and December 31, 2005 are as follows:

	2006	2005

Arlon EM	$ 31,962,000	$ 31,035,000
Arlon CM	47,510,000	45,932,000
Kasco	30,800,000	30,436,000
Headquarters	18,150,000	18,365,000
	$ 128,422,000	$ 125,768,000

(11)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of July 1, 2006.

Gain Contingency - In November 2005, Bairnco filed a notification with the Internal Revenue Service that it plans to increase its basis for income tax accounting purposes in certain real property and related improvements acquired as part of an asset purchase in 1989. The Company and its advisors have concluded that a reasonable passage of time from the filing of the notification will have occurred during the third quarter of 2006 for the IRS to question this position. Barring any such indication from the IRS, the Company will file its 2005 federal income tax return in the third quarter utilizing the increased income tax basis. This tax return treatment will for financial statement purposes result in an increase in deferred tax assets of $0.7 million, a reduction in income tax payable of $0.9 million and a related reduction in the provision for income taxes of $1.6 million in the third quarter of 2006.

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

Steel Partners’ Tender Offer

On June 22, 2006, Steel Partners II, L.P. commenced an unsolicited cash tender offer for all of the outstanding common stock of the Corporation for $12.00 per share, without interest (the “Offer”), which has subsequently been extended by Steel Partners through September 8, 2006.  The Board of Directors of the Corporation recommended that the Corporation’s stockholders reject the Offer as inadequate and not in the best interests of Corporation’s stockholders (other than Steel Partners and its affiliates).  The Corporation remains committed to the implementation of its strategic plan, which it believes is in the best interests of all stockholders, but will concurrently work with its financial advisor, Lazard Frères & Co. LLC, to explore a variety of other possible strategic alternatives including the possible sale of the Corporation.

Further information relating to the Offer and the Board’s recommendation can be found in the Corporation’s Solicitation/Recommendation Statement on Schedule 14D-9 and amendments thereto, which are available on the SEC’s website at www.sec.gov or on the Corporation’s web site at www.bairnco.com.

During the second quarter of 2006, the Corporation incurred $298,000 in legal, investment banking and other fees related to the Offer (the “Offer Fees”) and used a significant amount of internal resources in connection with the Offer.  The Corporation anticipates that additional expenses will continue to be incurred through the duration of the Offer; however, it is not possible to accurately predict the amount of money or internal resources that will be required in connection with the Offer in the future.

Comparison of Second Quarter 2006 to Second Quarter 2005

Total sales in the second quarter 2006 were $44,994,000, as compared to $44,088,000 in 2005. Segment results were as follows:

•

Arlon's Electronic Materials sales increased 8.7% from the second quarter 2005 due primarily to continuing strong activity in the electronics markets.

•

Arlon’s Coated Materials sales decreased 3.7% from the second quarter 2005 as domestic graphics markets have softened and certain automotive and industrial markets have remained weak.

•

Kasco's sales increased 3.4% from the second quarter 2005 due to continued growth in North American service and repair revenue. Kasco’s European sales improved slightly in local currency but were relatively unchanged in US dollars due to the change in exchange rates.

Gross profit increased 0.4% to $13,250,000 in the second quarter 2006 from $13,199,000 in 2005. Gross profit improvement resulting from increased sales and production volumes at Arlon Electronic Materials, Kasco’s lower cost Mexican manufacturing, continued cost reductions and productivity improvements at the San Antonio plant and reduced relocation and closing costs in the second quarter of 2006 versus 2005, was significantly offset by Arlon Coated Materials’ reduced margins due to the change in mix in the graphics business as corporate re-imaging was replaced by lower margin print products. Gross profit margin as a percent of sales decreased to 29.4% in the second quarter 2006 from 29.9% in 2005, reflecting the mix change in Arlon Coated Materials’ graphics business. Second quarter 2006 gross profit was also reduced by $66,000 due to start-up expenses related to Arlon’s China manufacturing facility. Second quarter 2005 gross profit reflects $248,000 in relocation costs related to the move of Kasco’s manufacturing operations to Mexico, including the curtailment costs of Kasco’s hourly employees’ (union) pension plan, and some China related expenses.

Selling and administrative expenses for the second quarter 2006, excluding the Offer Fees, were down slightly to $10,836,000. Included in the Company’s second quarter 2006 selling and administrative expenses is $66,000 of start-up expenses for the China manufacturing facility. 2005 selling and administrative expenses included $147,000 of start-up expenses related to the China manufacturing facility. The Offer Fees were $298,000 in the second quarter 2006 bringing total selling and administrative expenses to $11,134,000.

Net interest expense was $42,000 in 2006 as compared to $33,000 in 2005 due to increased outstanding borrowings.  The effective tax rate for both the second quarter 2006 and 2005 was 35.0%.

Net income decreased 10.6% to $1,349,000 in 2006, as compared to $1,509,000 in the second quarter of 2005 and diluted earnings per common share decreased 10.0% to $0.18 in 2006 from $0.20 in 2005. Excluding the Offer Fees and the related tax benefit, net income in the second quarter 2006 increased $23,000 to $1,532,000 and diluted earnings per share increased 5.0% to $0.21.

Comparison of First Six Months 2006 to First Six Months 2005

Sales for the first six months of 2006 increased 4.3% to $87,852,000 from $84,210,000 in 2005 primarily due the solid growth in the Arlon Electronic Materials segment. Gross profit improved 3.0% to $26,030,000 from $25,282,000 due to strong operating results from Arlon’s Electronic Materials, $450,000 of reduced relocation and plant development costs and cost improvements at the San Antonio plant which were materially reduced by lower margins in the Coated Products Segment due to the lower margins attributable to the product mix shift.

Selling and administrative expenses in the first half of 2006 increased 3.9% to $22,201,000, including $298,000 of Offer Fees, from $21,360,000 in 2005.

Net interest expense was $178,000 in 2006 as compared to $59,000 in 2005 due to increased outstanding borrowings. The effective tax rate was 35.3% in 2006 versus 35.0% in 2005. Net income decreased 6.0% to $2,361,000 in the first half of 2006 from $2,511,000 in 2005 and diluted earnings per share decreased 3.0% to $0.32 in 2006 from $0.33 in 2005. Excluding the Offer Fees, net income in the first half of 2006 increased $33,000 to $2,544,000 and diluted earnings per share increased 3.0% to $0.34.

Reconciliation of GAAP to Non-GAAP Financial Measures

Management believes that excluding the unusual Offer Fees more clearly reflects the performance of the Company and allows the Company's stockholders to compare comparable financial statistics across periods. The following tables reconcile certain Generally Accepted Accounting Principles (“GAAP”) financial measures with the non-GAAP financial measures discussed above for the quarters and six month periods ended July 1, 2006 and July 2, 2005. The non-GAAP financial measures exclude the Offer Fees.

	Quarter Ended
	July 1, 2006	July 2, 2005
Selling and administrative expenses	$11,134,000	$10,845,000
Offer Fees	298,000	--
Selling and administrative expenses before Offer Fees	$10,836,000	$10,845,000

Operating profit	$2,116,000	$2,354,000
Offer Fees	298,000	--
Operating profit before Offer Fees	$2,414,000	$2,354,000

Net income	$1,349,000	$1,509,000
Offer Fees, net of $115,000 of tax benefit	183,000	--
Net income before Offer Fees, net of tax	$1,532,000	$1,509,000

Diluted Earnings per Share of Common Stock	$0.18	$0.20
Impact on diluted earnings per share of common stock of Offer Fees	0.03	--
Diluted earnings per share of common stock before Offer Fees	$0.21	$0.20

#

	Six Months Ended
	July 1, 2006	July 2, 2005
Selling and administrative expenses	$22,201,000	$21,360,000
Offer Fees	298,000	--
Selling and administrative expenses before Offer Fees	$21,903,000	$21,360,000

Operating profit	$3,829,000	$3,922,000
Offer Fees	298,000	--
Operating profit before Offer Fees	$4,127,000	$3,922,000

Net income	$2,361,000	$2,511,000
Offer Fees, net of $115,000 of tax benefit	183,000	--
Net income before Offer Fees, net of tax	$2,544,000	$2,511,000

Diluted Earnings per Share of Common Stock	$0.32	$0.33
Impact on diluted earnings per share of common stock of Offer Fees	0.02	--
Diluted earnings per share of common stock before Offer Fees	$0.34	$0.33

Operation Developments

Arlon Electronic Materials’ China manufacturing facility is under construction and production is expected to begin towards the end of the third quarter of 2006. Organizational costs of $132,000 were incurred in the second quarter of which $66,000 is reflected in cost of sales and $66,000 in selling and administrative expenses. An additional $250,000 of organizational and start up expenses are expected to be incurred prior to production. In addition, certain redundant resources in the US will be maintained during the fourth quarter of 2006 to insure dependable customer service until the China manufacturing facility is on stream. Capital expenditures for the China manufacturing facility of $1.8 million were incurred in the second quarter and are now estimated at $3.1 million for the remainder of 2006. Productivity at Kasco’s Mexican plant continues to gradually improve. Arlon Coated Materials’ San Antonio Industrial facility continues to reduce costs and improve productivity in line with the forecast in the 14 D-9 filing.

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

Dividend

The second quarter cash dividend of $.06 per share was paid on June 30, 2006 to stockholders of record on June 5, 2006. Bairnco announced in its 14 D-9 filing that it intends to increase the quarterly dividend from $.06 to $.07 in the third quarter 2006, subject to Board approval.

Sarbanes Oxley

As of June 30, 2006, the Corporation’s aggregate market value of common stock held by non-affiliates was greater than $75 million. As such, the Corporation’s initial date for compliance with Section 404 of the Sarbanes Oxley Act is December 31, 2006.

Liquidity and Capital Resources

At July 1, 2006, Bairnco had working capital of $44.2 million compared to $41.8 million at December 31, 2005.  Cash decreased as it was used to fund Bairnco’s other working capital needs in the first quarter.  Accounts receivable increased with increased sales during the latter half of the second quarter 2006 as compared to the end of 2005 and with the increase in foreign sales over the same comparative periods as foreign sales typically have longer payment terms. Increases in inventories were experienced across the Corporation due to normal seasonal increases and the increased cost of purchased raw materials and some raw material and work in process inventory build for the new China manufacturing facility. In addition, during the first quarter there was a conscious decision by local management to buy additional inventory for the San Antonio facility in order to improve on-time delivery and eliminate raw material stock outs that had occurred due to a combination of long vendor lead times and previously, poorly managed inventory systems. Inventory reductions in San Antonio to more historical and appropriate operating levels are planned over the next year. The decrease in other current assets reflects the collection in the first quarter of the $1.3 million year-end tax receivable.

During the second quarter 2006, Bairnco repurchased 64,600 shares of its common stock on the open market at a total cost of $693,000. Total shares repurchased during the first half of 2006 was 163,000 at a total cost of $1.6 million. As of the end of the second quarter 2006, $4.1 million was available as authorized by the Board for management to continue its stock repurchase program in 2006 subject to market conditions and the capital requirements of the business. The Board has suspended the stock repurchase program during the Steel Partners’ tender offer.

The Corporation has a three year, unsecured revolving Credit Facility (“Credit Facility”) which permits a maximum loan commitment of $25 million and includes letter of credit commitments not to exceed $13 million. The Credit Facility has an expiration date of April 30, 2008. At July 1, 2006, Bairnco’s total debt outstanding was $11,327,000 compared to $9,436,000 at the end of 2005. At July 1, 2006, $7,377,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $6,750,000 domestic and $627,000 foreign borrowings. In addition, approximately $5.2 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.6 million of the letters of credit guarantee various insurance activities and $2.6 million represents letters of credit securing borrowings of the same amount for the China manufacturing facility and fabrication center. As of July 1, 2006, approximately $12.1 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. Outstanding domestic borrowings totaled $331,000 at July 1, 2006 and outstanding foreign short-term borrowings totaled $906,000, $839,000 of which is denominated in Euros and $67,000 in Canadian dollars.

Bairnco made $2,512,000 of capital expenditures during the second quarter of 2006 including $125,000 of capitalized interest primarily from the China project. Total capital expenditures for first half of 2006 were $4,188,000. Total capital expenditures for 2006 are now expected to approximate $10.2 million.

Cash provided by operating activities plus the amounts available under the credit facilities are expected to substantially meet the Company’s capital expenditure and working capital requirements for the remainder of the year.

Business Outlook

The Company reaffirmed its guidance as previously stated in the Company’s 14D-9 filing with the Securities and Exchange Commission on July 6, 2006, including earnings per share for the second half of 2006 which is expected to be in the range of $0.26 to $0.34, excluding the Offer Fees, as compared to $0.15 for the same period last year. For the full year 2006, excluding the Offer Fees and the gain contingency discussed below, operating profits are expected to be in the range of $7.25 million to $7.75 million, and earnings per share are expected to grow to between $0.56 and $0.64.

Gain Contingency - In November 2005, Bairnco filed a notification with the Internal Revenue Service that it plans to increase its basis for income tax accounting purposes in certain real property and related improvements acquired as part of an asset purchase in 1989. The Company and its advisors have concluded that a reasonable passage of time from the filing of the notification will have occurred during the third quarter of 2006 for the IRS to question this position. Barring any such indication from the IRS, the Company will file its 2005 federal income tax return in the third quarter utilizing the increased income tax basis. This tax return treatment will for financial statement purposes result in an increase in deferred tax assets of $0.7 million, a reduction in income tax payable of $0.9 million and a related reduction in the provision for income taxes of $1.6 million in the third quarter of 2006.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on July 1, 2006 would change interest expense and hence change net income of the Corporation by approximately $73,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at July 1, 2006, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended July 1, 2006.

	2006	2007	2008	2009	2010	Total	Fair Value
Short Term Debt	1,237	-	-	-	-	1,237	1,237
Long Term Debt: Revolving line of credit – domestic (6.11% - 6.32% interest rate)	-	-	6,750	-	-	6,750	6,750
Revolving line of credit – foreign (5.305% interest rate)	-	-	627	-	-	627	627
China loan facility (7.02% to 7.06% interest rate)	-	-	2,608	-	-	2,608	2,608
Note Payable	100	5	-	-	-	105	105

Effect of Inflation

General inflation had minimal impact on Bairnco's operating results during 2004. During the fourth quarter 2004, deflation stopped and material prices for 2005 began increasing. The trend has continued into 2006. In many instances Bairnco has been able to increase selling prices to offset these material cost increases. However, there are certain cases where the Company has not been able to pass along the material cost increases and still retain the business. In these instances, selling prices, margins and volumes have been negatively impacted by the inflationary factors.

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.1% of total sales for both the quarter and six month period ended July 1, 2006.  Net assets maintained in a functional currency other than U.S. dollars at July 1, 2006 were approximately 11.6% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At July 1, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations would have increased revenues by $724,000 and $1,418,000 and increased operating profit by $38,000 and $87,000 for the quarter and six month period ended July 1, 2006, respectively.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

a)

As of the end of the fiscal quarter ended July 1, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CAO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the CEO and CAO concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of July 1, 2006.

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Board authorized an additional $2.3 million bringing the total available to $5.0 million for management to continue its stock repurchase program in 2006 subject to market conditions and the capital requirements of the business.  The table below provides information concerning our repurchase of shares of our common stock during the six months ended July 1, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1st to January 28th, 2006	73,200	$9.03	73,200	293,535
January 29th to February 25th, 2006	6,400	9.67	6,400	511,719
February 26th to April 1st, 2006	18,800	9.99	18,800	444,368
First Quarter 2006 Total		$9.25	98,400

April 2 to April 29th, 2006	6,300	$11.01	6,300	426,701
April 30th to May 27th, 2006	46,700	10.84	46,700	399,865
May 28th to July 1, 2006	11,600	10.15	11,600	345,851
Second Quarter 2006 Total		$10.73	64,600

(1)

All of the shares purchased during the first six months ended July 1, 2006 were purchased under the Board-approved repurchase program.

(2)

The maximum number of shares that may yet be purchased under the program was calculated as the remaining funds available for the repurchase at the end of the second quarter divided by the closing stock price on the last day of the fiscal month.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended July 1, 2006 and July 2, 2005.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Six Months ended July 1, 2006 and July 2, 2005.

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

Chairman &

Chief Executive Officer

Kenneth L. Bayne

Kenneth L. Bayne

Chief Financial Officer

DATE: August 10, 2005

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

JULY 1, 2006

#