Form 10-Q
period 2006-09-30
BAIRNCO CORP /DE/
filed 2006-11-13
CIK 350750

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY EXCHANGE REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

7,291,853 shares of Common Stock Outstanding as of October 30, 2006.

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

#

PART I - FINANCIAL INFORMATION

Item 1:

FINANCIAL STATEMENTS

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

(Unaudited)

	2006	2005
Net Sales	$ 43,299,000	$ 39,668,000
Cost of sales	31,064,000	29,111,000
Gross Profit	12,235,000	10,557,000
Selling and administrative expenses	12,486,000	10,189,000
Operating Profit (Loss)	(251,000)	368,000
Interest expense, net	95,000	38,000
Income (loss) before income taxes	(346,000)	330,000
Provision (benefit) for income taxes	(1,675,000)	115,000
Net Income	$ 1,329,000	$ 215,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.19	$ 0.03
Diluted	$ 0.18	$ 0.03

Weighted Average Number of Shares Outstanding:
Basic	7,120,000	7,346,000
Diluted	7,365,000	7,612,000

Dividends per Share of Common Stock	$ 0.07	$ 0.06

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

(Unaudited)

	2006	2005
Net Sales	$131,151,000	$123,878,000
Cost of sales	92,886,000	88,039,000
Gross Profit	38,265,000	35,839,000
Selling and administrative expenses	34,687,000	31,549,000
Operating Profit	3,578,000	4,290,000
Interest expense, net	273,000	97,000
Income before income taxes	3,305,000	4,193,000
Provision (benefit) for income taxes	(385,000)	1,467,000
Net Income	$ 3,690,000	$ 2,726,000

Earnings per Share of Common Stock (Note 2):
Basic	$ 0.52	$ 0.37
Diluted	$ 0.50	$ 0.36

Weighted Average Number of Shares Outstanding:
Basic	7,155,000	7,379,000
Diluted	7,385,000	7,649,000

Dividends per Share of Common Stock	$ 0.19	$ 0.18

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

(Unaudited)

(Note 3)

	2006	2005
Net income	$ 1,329,000	$ 215,000
Other comprehensive income:
Foreign currency translation adjustment	2,000	158,000
Comprehensive income	$ 1,331,000	$ 373,000

The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

(Unaudited)

(Note 3)

	2006	2005
Net income	$ 3,690,000	$ 2,726,000
Other comprehensive income (loss):
Foreign currency translation adjustment	621,000	(875,000)
Comprehensive income	$ 4,311,000	$ 1,851,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	2006 (Unaudited)	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,878,000	$ 5,313,000
Accounts receivable, less allowances of $1,115,000 and $1,014,000, respectively	28,685,000	25,713,000
Inventories	29,590,000	27,231,000
Deferred income taxes	3,884,000	3,305,000
Other current assets	2,515,000	4,082,000
Total current assets	66,552,000	65,644,000

Plant and equipment, at cost	125,498,000	119,869,000
Accumulated depreciation and amortization	(89,330,000)	(85,496,000)
Plant and equipment, net	36,168,000	34,373,000
Cost in excess of net assets of purchased businesses, net	14,525,000	14,439,000
Other assets	11,149,000	11,312,000
	$128,394,000	$ 125,768,000
LIABILITIES & STOCKHOLDERS' INVESTMENT
Current Liabilities:
Short-term debt	$ 829,000	$ 2,233,000
Current maturities of long-term debt	100,000	134,000
Accounts payable	11,415,000	12,051,000
Accrued expenses	10,912,000	9,406,000
Total current liabilities	23,256,000	23,824,000
Long-term debt	11,236,000	7,069,000
Deferred income taxes	6,928,000	9,788,000
Other liabilities	1,449,000	1,629,000
Commitments and contingencies (Notes 4 and 11)

Stockholders’ Investment (Note 8):
Preferred stock, par value $.01, 5,000,000 shares authorized, none issued	--	--
Common stock, par value $.01, authorized 30,000,000 shares; 11,724,590 and 11,612,307 shares issued, respectively; 7,291,853 and 7,342,570 shares outstanding, respectively	117,000	116,000
Paid-in capital	51,854,000	51,611,000
Retained earnings	69,089,000	66,787,000
Unearned Compensation	--	(504,000)
Accumulated Other Comprehensive Income (Loss)
Currency translation adjustment	3,236,000	2,615,000
Minimum pension liability adjustment, net of $40,500 tax	(73,000)	(73,000)
Treasury stock, at cost, 4,432,737 and 4,269,737 shares, respectively	(38,698,000)	(37,094,000)
Total stockholders’ investment	85,525,000	83,458,000
	$ 128,394,000	$ 125,768,000

The accompanying notes are an integral part of these financial statements.

BAIRNCO CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 3,690,000	$ 2,726,000
Adjustments to reconcile to net cash provided by
operating activities:
Depreciation and amortization	5,354,000	5,587,000
(Gain) loss on disposal of plant and equipment	(6,000)	46,000
Deferred income taxes	(3,901,000)	(555,000)
Change in current assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable, net	(2,662,000)	(881,000)
(Increase) in inventories	(2,037,000)	(2,860,000)
Decrease in other current assets	1,577,000	556,000
(Decrease) increase in accounts payable	(858,000)	493,000
Increase (decrease) in accrued expenses	1,806,000	(159,000)
Decrease in non-current prepaid pension asset	97,000	801,000
Other	425,000	(8,000)
Net cash provided by operating activities	3,485,000	5,746,000

Cash Flows from Investing Activities:
Capital expenditures	(6,882,000)	(6,209,000)
Proceeds from sale of plant and equipment	25,000	47,000
Payment for purchased businesses	--	(5,000)
Net cash (used in) investing activities	(6,857,000)	(6,167,000)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term debt	(1,463,000)	2,672,000
Proceeds from long-term debt	4,929,000	3,500,000
Long-term debt repayments	(823,000)	(1,974,000)
Payment of dividends	(1,822,000)	(1,812,000)
Exercise of stock options	577,000	181,000
Repurchase treasury stock	(1,604,000)	(1,267,000)
Net cash provided by (used in) financing activities	(206,000)	1,300,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	143,000	(55,000)
Net increase (decrease) in cash and cash equivalents	(3,435,000)	824,000
Cash and cash equivalents, beginning of period	5,313,000	3,451,000
Cash and cash equivalents, end of period	$ 1,878,000	$ 4,275,000

    The accompanying notes are an integral part of these financial statements.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The quarterly financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements.  The consolidated results of operations for the quarter and nine month period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged. The Corporation has not yet determined what the implications of its adoption, if any, will be on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for the recognition provision and for fiscal years ending after December 15, 2008 for the measurement date provision. Earlier application of the recognition or measurement date provisions is encouraged. Although the Corporation has not yet determined what the full impact of its adoption will be, it is anticipated that approximately $9.9 million of the $11.0 million of prepaid pension asset in the accompanying condensed balance sheet as of September 30, 2006, will be written off along with the related deferred tax liability with the net effect of approximately $6.3 million being recognized as a component of other comprehensive income and reduction in stockholders’ equity. The Corporation does not currently anticipate changing its measurement date in 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Corporation will evaluate SAB 108 and at the current time, does not believe there will be a material impact, if any, from its adoption.

 (2)

Earnings per Common Share

Earnings per share data is based on net income and not comprehensive income.  Computations of earnings per share for the quarters and nine month periods ended September 30, 2006 and October 1, 2005 are included as Exhibit 11.1 and Exhibit 11.2 to this Quarterly Report on Form 10-Q.

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the effect of all dilutive stock options and restricted stock. Anti-dilutive options outstanding totaled 29,300 for the nine month period ended September 30, 2006. There were no anti-dilutive options for the quarter ended September 30, 2006.

(3)

Comprehensive Income

Comprehensive income includes net income as well as certain other transactions shown as changes in stockholders’ investment.  For the quarters and nine months ended September 30, 2006 and October 1, 2005, Bairnco's comprehensive income includes net income plus the change in net asset values of foreign divisions as a result of translating the local currency values of net assets to U.S. dollars at varying exchange rates. Accumulated other comprehensive income consists of foreign currency translation adjustments and minimum pension liability adjustments.  There are currently no tax expenses or benefits associated with the foreign currency translation adjustments.

(4)

Debt

Long-term debt consisted of the following as of September 30, 2006 and December 31, 2005, respectively:

	2006	2005

Revolving credit notes under Credit Facility	$ 8,153,000	$ 4,387,000
Non-interest bearing note payable	100,000	199,000
China foreign loan facility	3,083,000	2,617,000
	11,336,000
Less: Current maturities	100,000	134,000
Total	$11,236,000	$ 7,069,000

As of September 30, 2006, the Corporation had a three year, unsecured revolving Credit Facility (“Credit Facility”) which permits a maximum loan commitment of $25 million and includes letter of credit commitments not to exceed $13 million. The Credit Facility had an expiration date of April 30, 2008. On October 11, 2006 the Corporation entered into an agreement with Bank of America, N.A. and Wachovia Bank, N.A. effective October 10, 2006, that amended and increased the existing credit facility to a maximum loan commitment of $33 million. This amended credit facility (the “Amended Credit Facility”) was collateralized by substantially all of the domestic assets of the Corporation and had a maturity date of November 10, 2006. The additional availability under the Amended Credit Facility was used to finance Bairnco’s acquisition of Atlanta Sharptech (refer to Note 12, Subsequent Events, to these Consolidated Condensed Financial Statements).

On November 9, 2006, the Corporation entered into a new $42,000,000 Senior Secured Credit Facility with Bank of America, N.A. that replaced the Amended Credit Facility. The $42,000,000 facility is apportioned as follows: a five-year $15,000,000 term loan with monthly amortization of principal of $93,284 in 2006, $1,119,408 in 2007, 2008, 2009 and 2010, and $1,026,124 in 2011; and up to a $27,000,000 Senior Secured Revolving Facility, including a $13,000,000 sub-limit for letters of credit and a $3,000,000 sub-limit for foreign currency loans. The term loan and revolving credit facility is collateralized by substantially all of the domestic assets of the Corporation and expires on November 8, 2011.

At September 30, 2006, Bairnco’s total debt outstanding was $12,165,000 compared to $9,436,000 at the end of 2005. At September 30, 2006, $8,153,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $7,750,000 domestic and $403,000 foreign borrowings. In addition, approximately $6.2 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.6 million of the letters of credit guarantee various insurance activities and $3.6 million represents letters of credit securing borrowings of the same amount for the China manufacturing facility and fabrication center. As of September 30, 2006, approximately $10.6 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. There were no short-term domestic borrowings outstanding as of September 30, 2006. Outstanding foreign short-term borrowings totaled $829,000, $784,000 of which is denominated in Euros and $45,000 in Canadian dollars.

The Credit Facility contains covenants, which require the Corporation to meet minimum fixed charge coverage ratios, and which limit the ratio of funded debt to EBITDA as defined in the Credit Agreement.  At September 30, 2006, the Corporation was in compliance with all covenants contained in the Credit Facility.

(5)

Inventories

Inventories consisted of the following as of September 30, 2006 and December 31, 2005:

	2006	2005
Raw materials and supplies	$ 6,833,000	$ 7,178,000
Work in process	9,653,000	8,939,000
Finished goods	13,104,000	11,114,000
Total inventories	$ 29,590,000	$ 27,231,000

 (6)

Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2006 and December 31, 2005:

	2006	2005
Salaries and wages	$ 2,196,000	$ 2,354,000
Income taxes	499,000	54,000
Insurance	2,137,000	2,300,000
Other accrued expenses	6,080,000	4,698,000
Total accrued expenses	$10,912,000	$ 9,406,000

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

In computing the expense under SFAS 123R and the disclosures under SFAS 148, the Corporation used the Black Scholes model based on the following assumptions:

	For the Quarter Ended
	September 30, 2006	October 1, 2005
Expected Life	6.75 years	5.0 years
Volatility	27.0%	27.2%
Risk-free interest rate	4.8%	4.5%
Dividend yield	2.31%	2.18%
Turnover	5.37%	5.33%

Had SFAS No. 123R been implemented in 2005, the Corporation’s net income and earnings per share would have been reduced to the amounts indicated below for the quarter and nine months ended October 1, 2005:

	Quarter Ended October 1, 2005	Nine Months Ended October 1, 2005
Net Income, as reported	$ 215,000	$ 2,726,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,000)	(31,000)
Net Income, pro forma	$ 203,000	$ 2,695,000
Basic Earnings per Share:
As reported	$ 0.03	$ 0.37
Pro forma	$ 0.03	$ 0.37
Diluted Earnings per Share:
As reported	$ 0.03	$ 0.36
Pro forma	$ 0.03	$ 0.35

(8)

Stockholders’ Investment

Pursuant to the first quarter 2006 authorization of the Board of Directors, the Corporation had total funds available for stock repurchases at the start of the second quarter of approximately $4.8 million to repurchase common stock in accordance with applicable securities regulations. The Corporation did not repurchase any shares of common stock during the third quarter ended September 30, 2006 as the Board has suspended the stock repurchase program during the Steel Partners’ Tender Offer. As of September 30, 2006, the Corporation’s cumulative repurchases amounted to 4,432,737 shares of common stock.

(9)

Pension Plans

Net periodic pension cost for the U.S. plans included the following for the quarters and nine months ended September 30, 2006 and October 1, 2005:

#

	Quarter Ended	Nine Months Ended
	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005

Service cost-benefits earned during the year	$ 9,000	$ 276,000	$ 314,000	$ 789,000
Interest cost on projected benefit obligation	603,000	571,000	1,839,000	1,921,000
Expected return on plan assets	(880,000)	(757,000)	(2,612,000)	(2,493,000)
Amortization of prior service cost	1,000	5,000	13,000	50,000
Amortization of accumulated losses	150,000	134,000	509,000	462,000
Curtailment loss	--	--	70,000	93,000
Net periodic pension cost	($ 117,000)	$ 229,000	$ 133,000	$ 822,000

Effective March 31, 2006, Bairnco froze the Bairnco Corporation Retirement Plan (the “Plan”) and initiated employer contributions to its 401(k) plan.  A base contribution of 1% of pay will be made to each participant’s account, plus the Corporation will match 50% of up to 4% of pay contributed by the employee. Employer contributions to the 401(k) plan in 2006 are estimated at $500,000.

As a result of the Plan freeze, all unamortized prior service costs in the Plan as of March 31, 2006 was recognized as a curtailment loss.

Assuming no adverse changes in 2006 to the discount rate used for measuring the benefit obligation and assuming the rate of return on assets equals or exceeds the discount rate, then the Corporation does not expect to contribute to the US plans in 2006.

(10)

Reportable Segment Data

Bairnco’s segment disclosures are prepared in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  There are no differences to the 2005 annual report in the basis of segmentation or in the basis of measurement of segment profit or loss included herein.  Financial information about the Corporation’s operating segments for the quarters and nine months ended September 30, 2006 and October 1, 2005 as required under SFAS 131 is as follows:

	Quarters		Nine Month Periods
	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
September 30, 2006
Arlon Electronic Materials	$14,906,000	$1,837,000	$45,706,000	$6,744,000
Arlon Coated Materials	17,403,000	666,000	51,588,000	1,419,000
Kasco	10,990,000	107,000	33,857,000	800,000
Headquarters	--	(2,861,000)	--	(5,385,000)
	$43,299,000	($251,000)	$131,151,000	$3,578,000

October 1, 2005
Arlon Electronic Materials	$12,823,000	$1,414,000	$39,292,000	$4,758,000
Arlon Coated Materials	16,438,000	(33,000)	51,858,000	2,004,000
Kasco	10,407,000	(172,000)	32,728,000	86,000
Headquarters	--	(841,000)	--	(2,558,000)
	$39,668,000	$368,000	$123,878,000	$4,290,000

The total assets of the segments as of September 30, 2006 and December 31, 2005 are as follows:

	2006	2005

Arlon EM	$ 32,857,000	$ 31,035,000
Arlon CM	46,447,000	45,932,000
Kasco	30,393,000	30,436,000
Headquarters	18,697,000	18,365,000
	$ 128,394,000	$ 125,768,000

(11)

Contingencies

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of September 30, 2006.

(1)

Subsequent Events

Effective October 1, 2006 Bairnco purchased from Southern Saw Holdings, Inc., (“Southern Saw”) a Georgia corporation, certain assets and assumed certain liabilities, including trade accounts receivable, inventory, fixed assets, trade accounts payable and specific accrued expenses of Southern Saw and its affiliate, Southern Saw Service, L.P., a Georgia limited partnership (collectively “Atlanta SharpTech”), for approximately $14.0 million (subject to purchase price adjustments).  Atlanta SharpTech’s revenues were approximately $18.7 million for the fiscal year ended June 2006.

The Corporation also entered into an agreement with Bank of America, N.A. and Wachovia Bank, N.A. effective October 10, 2006, that amended and increased the existing credit facility to a maximum loan commitment of $33 million. This Amended Credit Facility was collateralized by substantially all of the domestic assets of the Corporation and had a maturity date of November 10, 2006. The acquisition was financed with borrowings available under the Amended Credit Facility.

On November 9, 2006, the Corporation entered into a new $42,000,000 Senior Secured Credit Facility with Bank of America, N.A. that replaced the Amended Credit Facility. The $42,000,000 facility is apportioned as follows: a five-year $15,000,000 term loan with monthly amortization of principal of $93,284 in 2006, $1,119,408 in 2007, 2008, 2009 and 2010, and $1,026,124 in 2011; and up to a $27,000,000 Senior Secured Revolving Facility, including a $13,000,000 sub-limit for letters of credit and a $3,000,000 sub-limit for foreign currency loans. This new term loan and revolving credit facility is collateralized by substantially all of the domestic assets of the Corporation and expires on November 8, 2011.

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

Steel Partners’ Tender Offer

On June 22, 2006, Steel Partners II, L.P. commenced an unsolicited cash tender offer for all of the outstanding common stock of the Corporation for $12.00 per share, without interest (the “Offer”), which has subsequently been extended by Steel Partners through November 27, 2006.  The Board of Directors of the Corporation discussed with its legal and financial advisors the current strategic alternatives available to the Corporation, including the Offer, and determined that these alternatives would not deliver the same value potential as operating Bairnco as a standalone company. The Board reviewed the Corporation’s long-term strategic plan and, on October 11, 2006, affirmed its view that the continued implementation of this plan was in the best interest of all the Corporation’s stockholders. The Board maintains its recommendation that the Corporation’s stockholders reject the Offer as inadequate and not in the best interests of its stockholders (other than Steel Partners and its affiliates).

Further information relating to the Offer and the Board’s recommendation can be found in the Corporation’s Solicitation/Recommendation Statement on Schedule 14D-9 and amendments thereto, which are available on the SEC’s website at www.sec.gov or on the Corporation’s web site at www.bairnco.com.

During the third quarter of 2006, the Corporation incurred $1,627,000 in legal, investment banking and other fees related to the Offer (the “Offer Fees”) and used a significant amount of internal resources in connection with the Offer. The Corporation anticipates that additional expenses will continue to be incurred through the duration of the Offer; however, it is not possible to accurately predict the amount of money or internal resources that will be required in connection with the Offer in the future.

#

Comparison of Third Quarter 2006 to Third Quarter 2005

Net sales in the third quarter 2006 increased 9.2% to $43,299,000 as compared to $39,668,000 in 2005. Arlon's Electronic Materials sales increased 16.2% from the third quarter 2005 due primarily to extremely strong activity in both the electronics and industrial served markets. Arlon’s Coated Materials sales increased 5.9% from the third quarter 2005 on strong foreign and digital print sales but partially offset by weaker domestic graphics, automotive and industrial markets. Kasco's sales increased 5.6% from the third quarter 2005 due primarily to continued growth in North American service and repair revenue and improved European sales both in local currency and US dollars.

Gross profit increased 15.9% to $12,235,000 in the third quarter 2006 from $10,557,000 in 2005. The gross profit improvement was from increased sales and production volumes at Arlon’s Electronic Materials and reduced relocation and closing costs in the third quarter of 2006 versus 2005 which were partially offset by Arlon’s Coated Materials reduced margins due to the change in mix in the graphics business as corporate re-imaging continues to be replaced by lower margin digital print products. Gross profit margin as a percent of sales increased to 28.3% in the third quarter 2006 from 26.6% in 2005. Third quarter 2006 gross profit includes $265,000 of start-up expenses related to Arlon’s China manufacturing facility. Third quarter 2005 gross profit reflects $435,000 in relocation costs related to the move of Kasco’s manufacturing operations to Mexico and $22,000 of China start-up expenses.

Selling and administrative expenses for the third quarter 2006, excluding the Offer Fees, were up 6.6% to $10,859,000. Included in the Company’s third quarter 2006 selling and administrative expenses is $85,000 of start-up expenses for the China manufacturing facility. 2005 selling and administrative expenses included $83,000 of start-up expenses related to the China manufacturing facility. The Offer Fees were $1,627,000 in the third quarter 2006 bringing total selling and administrative expenses to $12,486,000.

Net interest expense was $95,000 in 2006 as compared to $38,000 in 2005 due to increased outstanding borrowings.

In November 2005, Bairnco filed a notification with the Internal Revenue Service that it planned to increase its basis for income tax accounting purposes in certain real property and related improvements acquired as part of an asset purchase in 1989. The Company and its advisors have concluded that a reasonable passage of time from the filing of the notification occurred during the third quarter of 2006 for the IRS to question this position. The Company filed its 2005 federal income tax return in the third quarter utilizing the increased income tax basis. This tax return treatment for financial statement purposes resulted in an increase in deferred tax assets of $0.7 million, a reduction in income tax payable of $0.9 million and a related reduction in the provision for income taxes of $1,554,000 (the “Property Tax Benefit”) in the third quarter of 2006.

Excluding the Property Tax Benefit, the effective tax rate for the third quarter 2006 and 2005 was 35.0%. Excluding the Offer Fees and the related tax benefit, and the Property Tax Benefit, net income in the third quarter 2006 increased $561,000 to $776,000 as compared to $215,000 in 2005, and diluted earnings per share increased to $0.11 from $0.03 in 2005. Net income increased $1,114,000 to $1,329,000 in 2006 and diluted earnings per common share increased to $0.18 from $0.03 in 2005.

#

Comparison of First Nine Months 2006 to First Nine Months 2005

Sales for the first nine months of 2006 increased 5.9% to $131,151,000 from $123,878,000 in 2005 primarily due the solid growth in the Arlon Electronic Materials segment and continued growth in Kasco’s North American service and repair business.

Gross profit improved 6.8% to $38,265,000 from $35,839,000 due to continued strong operating results from Arlon’s Electronic Materials and $638,000 of reduced relocation and plant development costs which were partially reduced by lower margins in the Coated Materials Segment due to the lower margins attributable to the product mix shift.

Selling and administrative expenses in the first nine months of 2006 increased 3.9% to $32,762,000, excluding $1,925,000 of Offer Fees, from $31,549,000 in 2005.

Net interest expense was $273,000 in 2006 as compared to $97,000 in 2005 due to increased outstanding borrowings.

Excluding the Property Tax Benefit, the effective tax rate for the first nine months of 2006 was 35.4% and 35.0% for 2005. Net income increased to $3,690,000 in the first nine months of 2006 from $2,726,000 in 2005 and diluted earnings per share increased to $0.50 in 2006 from $0.36 in 2005. Excluding the impact of the Offer Fees and the related tax benefit, and the Property Tax Benefit, net income in the first nine months of 2006 increased 21.8% to $3,320,000 and diluted earnings per share increased 25.0% to $0.45.

Reconciliation of GAAP to Non-GAAP Financial Measures

Management believes that excluding the unusual Offer Fees and the Property Tax Benefit more clearly reflects the performance of the Company and allows the Company's stockholders to compare comparable financial statistics across periods. The following tables reconcile certain Generally Accepted Accounting Principles (“GAAP”) financial measures with the non-GAAP financial measures discussed above for the quarters and nine month periods ended September 30, 2006 and October 1, 2005. The non-GAAP financial measures exclude the Offer Fees and the Property Tax Benefit.

	Quarter Ended
	Sep 30, 2006	Oct 1, 2005
Selling and administrative expenses	$12,486,000	$10,189,000
Offer Fees	1,627,000	--
Selling and administrative expenses before Offer Fees	$10,859,000	$10,189,000

Operating profit	($251,000)	$368,000
Offer Fees	1,627,000	--
Operating profit before Offer Fees	$1,376,000	$368,000

Net income	$1,329,000	$215,000
Offer Fees, net of $626,000 of tax benefit	1,001,000	--
Property Tax Benefit	(1,554,000)	--
Net income before impact of Offer Fees and Property Tax Benefit	$776,000	$215,000

Diluted Earnings per Share of Common Stock	$0.18	$0.03
Impact on diluted earnings per share of common stock of Offer Fees	0.14	--
Impact on diluted earnings per share of common stock of the Property Tax Benefit	(0.21)	--
Diluted earnings per share of common stock before impact of Offer Fees and Property Tax Benefit	$0.11	$0.03

	Nine Months Ended
	Sep 30, 2006	Oct 1, 2005
Selling and administrative expenses	$34,687,000	$31,549,000
Offer Fees	1,925,000	--
Selling and administrative expenses before Offer Fees	$32,762,000	$31,549,000

Operating profit	$3,578,000	$4,290,000
Offer Fees	1,925,000	--
Operating profit before Offer Fees	$5,503,000	$4,290,000

Net income	$3,690,000	$2,726,000
Offer Fees, net of $741,000 of tax benefit	1,184,000	--
Property Tax Benefit	(1,554,000)	--
Net income before impact of Offer Fees and Property Tax Benefit	$3,320,000	$2,726,000

Diluted Earnings per Share of Common Stock	$0.50	$0.36
Impact on diluted earnings per share of common stock of Offer Fees	0.16	--
Impact on diluted earnings per share of common stock of the Property Tax Benefit	(0.21)	--
Diluted earnings per share of common stock before impact of Offer Fees and Property Tax Benefit	$0.45	$0.36

Operation Developments

Production at Arlon Electronic Materials’ China manufacturing facility began at the start of the fourth quarter of 2006. Organizational and start-up costs of $350,000 were incurred in the third quarter of which $265,000 is reflected in cost of sales and $85,000 in selling and administrative expenses. Total organizational and start-up costs of $605,000 were incurred in the first nine months of 2006 of which $377,000 is reflected in cost of sales and $228,000 in selling and administrative expenses. In addition, certain redundant resources in the US will be maintained during the fourth quarter of 2006 to insure dependable customer service until the China manufacturing facility is on stream. Capital expenditures for the China manufacturing facility of approximately $2.0 million were incurred in the third quarter and are now estimated at $800,000 for the remainder of 2006 and $7.7 million in total for 2006. The Corporation’s initiatives to consolidate its operations and reduce operating costs continue to make steady progress.

Effective October 1, 2006 Bairnco purchased from Southern Saw Holdings, Inc., a Georgia corporation, certain assets and assumed certain liabilities, including trade accounts receivable, inventory, fixed assets, trade accounts payable and specific accrued expenses of Southern Saw and its affiliate, Southern Saw Service, L.P., a Georgia limited partnership (collectively “Atlanta SharpTech”), for approximately $14.0 million (subject to purchase price adjustments). Atlanta SharpTech’s revenues were approximately $18.7 million for the fiscal year ended June 2006.

Atlanta SharpTech is a leading manufacturer of meat bandsaw blades, meat grinder plates and knives, and other specialty cutting blades for wood, bakery, medical, paper products, and handsaws.  Atlanta SharpTech is also a provider of repair and maintenance services for equipment in meat room, seafood, and bakery departments in retail grocery chains across the US.  Atlanta SharpTech distributes cutting products, butcher supplies, and provides repair services to retail grocery stores, US military bases, butcher shops, slaughter houses, and packing houses in the US through its route distribution organization.  Atlanta SharpTech also distributes blade products and meat grinder plate & knife products domestically and globally via a distributor salesman organization. The headquarters and manufacturing operations for Atlanta SharpTech are located in Atlanta, Georgia, USA. The combination of Atlanta SharpTech and Kasco will build on the strengths of both organizations resulting in a more cost effective overall organization while providing improved product and services to customers.

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

Dividend and Stock Repurchases

On August 18, 2006, the Board of Directors approved an increase in the quarterly cash dividend to $.07 per share, from $.06 per share. The Board increased the dividend based on the Corporation’s strong financial condition and positive future outlook. The third quarter cash dividend of $.07 per share was paid on September 29, 2006 to stockholders of record on September 5, 2006.

During the third quarter Bairnco did not repurchase any shares of its common stock as the Board has suspended the stock repurchase program during the Steel Partners’ Tender Offer. For the nine months ended September 30, 2006 Bairnco repurchased 163,000 shares of its common stock at a total cost of $1,604,000 leaving approximately $4.1 million that has been approved but unused for stock repurchases.

Liquidity and Capital Resources

At September 30, 2006, Bairnco had working capital of $43.3 million compared to $41.8 million at December 31, 2005.  Cash decreased from December 2005 as it was used to fund Bairnco’s other working capital needs in the first quarter.  Accounts receivable increased with increased sales during the latter half of the third quarter 2006 as compared to the end of 2005 and with the increase in foreign sales over the same comparative periods as foreign sales typically have longer payment terms. Increases in inventories were experienced across the Corporation due to normal seasonal fluctuations and the increased cost of purchased raw materials, and approximately $600,000 of raw material and work in process inventory build for the new China manufacturing facility. In addition, during the first quarter there was a conscious decision by local management to buy additional inventory for the San Antonio facility in order to improve on-time delivery and eliminate raw material stock outs that had occurred due to a combination of long vendor lead times and previously, poorly managed inventory systems. Since the end of the first quarter 2006, San Antonio inventory has been reduced by $668,000 and further reductions to more historical and appropriate operating levels are planned over the next year. The decrease in other current assets reflects the collection in the first quarter of the $1.3 million year-end tax receivable. The decrease in long term deferred income tax liabilities results primarily from the impact of the Property Tax Benefit and changes related to the 2006 tax provision.

Bairnco did not repurchase any shares of its common stock during the third quarter. Total shares repurchased during the first nine months of 2006 were 163,000 at a total cost of $1.6 million. As of the end of the third quarter 2006, $4.1 million was available as authorized by the Board for management to continue its stock repurchase program in 2006 subject to market conditions and the capital requirements of the business. The Board has suspended the stock repurchase program during the Steel Partners’ tender offer.

As of September 30, 2006, the Corporation had a three year, unsecured revolving Credit Facility which permitted a maximum loan commitment of $25 million and included letter of credit commitments not to exceed $13 million. The Credit Facility had an expiration date of April 30, 2008. On October 11, 2006 the Corporation entered into an agreement with Bank of America, N.A. and Wachovia Bank, N.A. effective October 10, 2006, that amended and increased the Credit Facility to a maximum loan commitment of $33 million. This Amended Credit Facility was collateralized by substantially all of the domestic assets of the Corporation and had a maturity date of November 10, 2006.

On November 9, 2006, the Corporation entered into a new $42,000,000 Senior Secured Credit Facility with Bank of America, N.A. that replaced the Amended Credit Facility. The $42,000,000 facility is apportioned as follows: a five-year $15,000,000 term loan with monthly amortization of principal of $93,284 in 2006, $1,119,408 in 2007, 2008, 2009 and 2010, and $1,026,124 in 2011; and up to a $27,000,000 Senior Secured Revolving Facility, including a $13,000,000 sub-limit for letters of credit and a $3,000,000 sub-limit for foreign currency loans. This new term loan and revolving credit facility is collateralized by substantially all of the domestic assets of the Corporation and expires on November 8, 2011.

At September 30, 2006, Bairnco’s total debt outstanding was $12,165,000 compared to $9,436,000 at the end of 2005. At September 30, 2006, $8,153,000 of revolving credit notes were outstanding under the Credit Facility and included in long-term debt, which represents $7,750,000 domestic and $403,000 foreign borrowings. In addition, approximately $6.2 million of irrevocable standby letters of credit were outstanding under the Credit Facility, which are not reflected in the accompanying consolidated financial statements. $2.6 million of the letters of credit guarantee various insurance activities and $3.6 million represents letters of credit securing borrowings of $3.1 million for the China manufacturing facility and fabrication center. As of September 30, 2006, approximately $10.6 million was available for borrowing under the Credit Agreement.

The Corporation has other short-term debt outstanding due in 2006 which consists of lines of credit with domestic and foreign financial institutions to meet short-term working capital needs. There were no short-term domestic borrowings outstanding as of September 30, 2006. Outstanding foreign short-term borrowings totaled $829,000, $784,000 of which is denominated in Euros and $45,000 in Canadian dollars.

Bairnco made $2,694,000 of capital expenditures during the third quarter of 2006 including $110,000 of capitalized interest primarily from the China project. Total capital expenditures for first nine months of 2006 were $6,882,000. Total capital expenditures for 2006 are now expected to approximate $9.6 million.

Cash provided by operating activities plus the amounts available under the credit facilities are expected to substantially meet the Company’s capital expenditure and working capital requirements for the remainder of the year.

#

Business Outlook

The Company reaffirmed its guidance for 2006 as previously stated in the Company’s Schedule 14D-9, originally filed with the Securities and Exchange Commission on July 6, 2006, including earnings per share for the second half of 2006 which is expected to be in the range of $0.26 to $0.34, excluding the Offer Fees and Property Tax Benefit, as compared to $0.15 for the same period last year. The Company also increased its guidance for 2007 as a result of positive trends in the business and the acquisition of Atlanta SharpTech. For the full year 2006, excluding the Offer Fees and Property Tax Benefit, operating profits are expected to be in the range of $7.25 million to $7.75 million, and earnings per share are expected to grow to between $0.56 and $0.64. Although final budgets are not done until later in the year, current projections for 2007 have been increased to reflect positive trends in the business and benefits of the combination of Kasco and Atlanta SharpTech with earnings per share now in the range of $1.05 to $1.20, sales growing to between $195 million and $205 million and operating profit in the range of $13 million to $15 million.

Bairnco management is not aware of any adverse trends that would materially affect the Corporation’s financial position.

#

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on prevailing market interest rates.  For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged.  A theoretical one-percentage point change in market rates in effect on September 30, 2006 would change interest expense and hence change net income of the Corporation by approximately $79,000 per year.

The following table summarizes the principal cash outflows of the Corporation's financial instruments outstanding at September 30, 2006, categorized by type of instrument and by year of maturity. There have been no changes in market risk factors for the quarter ended September 30, 2006.

(in thousands)	2006	2007	2008	2009	2010	After 2010	Total	Fair Value
Short Term Debt	829	-	-	-	-	-	829	829
Long Term Debt: Revolving line of credit – domestic (6.33% interest rate)	-	-	-	-	-	7,750	7,750	7,750
Revolving line of credit – foreign (5.29% interest rate)	-	-	-	-	-	403	403	403
China loan facility (7.02% to 7.06% interest rate)	-	-	-	-	-	3,083	3,083	3,083
Note Payable	100	-	-	-	-	-	100	100

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

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 18.0% and 19.1% of total sales for the quarter and nine month period ended September 30, 2006, respectively.  Net assets maintained in a functional currency other than U.S. dollars at September 30, 2006 were approximately 11.9% of total net assets.  The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At September 30, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations would have increased revenues by $665,000 and $2,126,000 and increased operating profit by $21,000 and $107,000 for the quarter and nine month period ended September 30, 2006, respectively.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

#

Item 4:

CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Corporation also maintains a system of internal accounting controls over financial reporting that is designed to provide reasonable assurance to the Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Limitations on the Effectiveness of Control Systems

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Notwithstanding the foregoing limitations, we believe that our disclosure controls and procedures and internal accounting controls provide reasonable assurances that the objectives of our control systems are met.

Quarterly Evaluation of the Disclosure Controls and Procedures

a)

As of the end of the fiscal quarter ended September 30, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s CEO and CFO, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective.

b)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

#

PART II - OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Bairnco Corporation and its subsidiaries are defendants in a limited number of pending actions.  Management of Bairnco believes that the disposition of these actions will not have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of September 30, 2006.

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Board authorized an additional $2.3 million bringing the total available to $5.0 million for management to continue its stock repurchase program in 2006 subject to market conditions and the capital requirements of the business.  The table below provides information concerning our repurchase of shares of our common stock during the nine months ended September 30, 2006. No shares were repurchased during the third quarter ended September 30, 2006.

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

(1)

All of the shares purchased during the first nine months ended September 30, 2006 were purchased under the Board-approved repurchase program.

(2)

The maximum number of shares that may yet be purchased under the program was calculated as the remaining funds available for the repurchase at the end of the second quarter divided by the closing stock price on the last day of the fiscal month.

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:

OTHER INFORMATION

None.

Item 6(a):

EXHIBITS

Exhibit 11.1 - Calculation of Basic and Diluted Earnings per Share for the Quarters ended September 30, 2006 and October 1, 2005.

Exhibit 11.2 – Calculation of Basic and Diluted Earnings per Share for the Nine Months ended September 30, 2006 and October 1, 2005.

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

DATE: November 9, 2006

#

EXHIBITS

TO FORM 10-Q

FOR QUARTER ENDED

SEPTEMBER 30, 2006

#