Form 10-K
period 2006-12-31
BAIRNCO CORP /DE/
filed 2007-03-16
CIK 350750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

On July 1, 2006, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $76,751,742.

On March 2, 2007, there were 7,294,428 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 2006.  Part III incorporates information by reference from the Definitive Consent Statement (DEFC14A) filed with the Securities and Exchange Commission on January 24, 2007.

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

On June 22, 2006, Steel Partners II, L.P. (“Steel Partners II”) commenced an unsolicited cash tender offer for all of the outstanding common stock of the Corporation for $12.00 per share, without interest (as amended, the “Offer”). On February 2, 2007, Steel Partners II amended the Offer to $13.35 per share.

On February 23, 2007, the Corporation signed a definitive merger agreement to be acquired by BZ Acquisition Corp. (“BZ Acquisition”), an affiliate of Steel Partners II, for $13.50 per share, in cash. The merger agreement was unanimously approved by the Corporation’s Board.  Pursuant to the terms of the merger agreement, on February 26, 2007, Steel Partners II amended the Offer to reflect the $13.50 per share offer price, and extended the Offer through March 16, 2007.  All shareholders of record on March 5, 2007 will continue to be entitled to receive the declared first quarter dividend of $0.10 per share, for total cash proceeds of $13.60 per share.

Completion of the Offer is subject to customary conditions, including the valid tender of sufficient shares, which, when added to shares then owned by Steel Partners II and its affiliates, constitute more than 50% of the total number of outstanding shares. There is no financing condition.

Following the completion of the Offer, subject to customary conditions, BZ Acquisition will merge with and into the Corporation (the “Merger”), pursuant to which each share not tendered into the Offer will be converted automatically into the right to receive $13.50 in cash.

The Offer could close as early as March 16, 2007. If BZ Acquisition acquires sufficient shares in the Offer that, together with shares then owned by Steel Partners II and its affiliates, represent more than 90% of the outstanding shares of the Corporation, the back-end merger will close promptly after the completion of the Offer, without obtaining a shareholder vote. If, following the completion of the Offer, Steel Partners II and its affiliates own more than 50% of the shares of the Corporation but less than 90% of the outstanding shares, the back-end merger, which would be subject to approval by the Corporation’s stockholders (including Steel Partners II and its affiliates), would be expected to close in the first half of 2007.

Further information relating to the Offer can be found in the Corporation’s Solicitation/Recommendation Statement on Schedule 14D-9 and amendments thereto, which are available on the SEC’s website at www.sec.gov or on the Corporation’s web site at www.bairnco.com.

During 2006, the Corporation incurred $2,225,000 in legal, investment banking and other fees related to the Offer (the “Offer Fees”) and used a significant amount of internal resources in connection with the Offer. The Corporation anticipates that additional expenses will continue to be incurred through the duration of the Offer; however, it is not possible to accurately predict the amount of money or internal resources that will be required in connection with the Offer in the future.

During 2004, plans were approved to establish a China manufacturing facility for Arlon’s Electronic Materials. Due to delays in permitting and licensing, ground-breaking only occurred in December 2005. Actual production began in October of 2006. Organizational costs of $529,000 were incurred in 2005 of which $140,000 is reflected in cost of sales and $389,000 in selling and administrative expenses. Organizational and start up expenses of $605,000 were incurred in 2006 of which $377,000 is reflected in cost of sales and $228,000 in selling and administrative expenses. Capital expenditures of $2.5 million were incurred in 2005 and $5.5 million in 2006. The plant will produce specialty laminates for our customers worldwide. The two laminate plants in the United States will continue to operate but with reduced volumes.

During 2005, Kasco successfully transitioned its manufacturing operations to Mexico and was in full operation by the end of the third quarter. The costs of relocation in 2005 were $987,000 all of which is reflected in cost of sales. Total capital expenditures related to the relocation were $865,000 in 2005.

Effective October 1, 2006 Bairnco acquired through its wholly-owned subsidiary Kasco Corporation, from Southern Saw Holdings, Inc., a Georgia corporation, certain assets and assumed certain liabilities, including trade accounts receivable, inventory, fixed assets, trade accounts payable and specific accrued expenses of Southern Saw and its affiliate, Southern Saw Service, L.P., a Georgia limited partnership (collectively “Atlanta SharpTech”), for approximately $14.0 million.  Atlanta SharpTech’s revenues were approximately $18.5 million for the fiscal year ended June 2006.  The acquisition was financed with borrowings available under Bairnco’s Amended Credit Facility.

Atlanta SharpTech is a leading manufacturer of meat bandsaw blades, meat grinder plates and knives, and other specialty cutting blades for wood, bakery, medical, paper products, and handsaws.  Atlanta SharpTech is also a provider of repair and maintenance services for equipment in meat room, seafood, and bakery departments in retail grocery chains across the US.  Atlanta SharpTech distributes cutting products, butcher supplies, and provides repair services to retail grocery stores, US military bases, butcher shops, slaughterhouses, and packing houses in the US through its route distribution organization.  Atlanta SharpTech also distributes blade products and meat grinder plate & knife products domestically and globally via a distributor salesman organization. The headquarters and manufacturing operations for Atlanta SharpTech are located in Atlanta, Georgia, USA.

The combination of Atlanta SharpTech and Kasco has built on the strengths of both organizations resulting in a more cost effective overall organization while providing improved product and services to our customers. The combined management team is split equally between Atlanta and Kasco managers. Annualized cost reductions of $1,600,000 were realized at the closing.  The addition of Atlanta SharpTech was accretive in the fourth quarter and is expected to be accretive to Kasco and Bairnco’s earnings in 2007 and beyond.

Employees - At December 31, 2006, Bairnco employed 1,020 persons including 18 headquarters personnel.

Executive Officers of the Corporation - The information required with respect to executive officers of the Corporation is as follows:

Name & Age of Executive Officers	Data Pertaining to Executive Officers

Luke E. Fichthorn III (65)

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

Larry D. Smith (57)

Mr. Smith was elected Vice President - Administration and Secretary of Bairnco in April 1999. Prior to joining Bairnco, Mr. Smith was employed for over 14 years with Emerson Electric Company in various human resource managerial capacities.  Most recently, Mr. Smith was Vice President Human Resources for Emerson’s Therm-O-Disc, Inc. division in Mansfield, Ohio.

Kenneth L. Bayne (37)

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

Lawrence C. Maingot (47)

Mr. Maingot was appointed Corporate Controller of Bairnco in December 1999. From May 1997 to December 1999, Mr. Maingot was Bairnco’s Assistant Controller. From April 1992 to May 1997, Mr. Maingot was Bairnco’s Accounting Manager. Prior to joining Bairnco, Mr. Maingot was employed with Arthur Andersen LLP.

#

b. & c.

Financial Information about Segments and Narrative Description of Business

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

Financial data and other information about the Corporation's segments is set forth in Note 9 to the Consolidated Financial Statements on pages 42 and 43 and on pages 4 through 7 of Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.  This information should be read in conjunction with the "Financial History" set forth under “Item 6. SELECTED FINANCIAL DATA” of this filing, and "Management's Discussion and Analysis" set forth on pages 10 through 20 of Bairnco's 2006 Annual Report to Stockholders, which is incorporated herein by reference.

The principal facilities utilized by each segment are detailed under "Item 2. PROPERTIES", of this filing.

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

Arlon specialty graphic films are marketed under the Arlon, Calon® and MII™ brand names and include cast and calendered vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications. Arlon also manufactures laminated vinyl fabrics for corporate identity programs. These products are marketed under the Signtech® brand name and complement the Calon® specialty graphic films.

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

#

KASCO REPLACEMENT PRODUCTS AND SERVICES SEGMENT

Description of Business

Kasco, along with its recent acquisition of Atlanta Sharptech, is a leading provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Effective October 1, 2006, Kasco acquired the assets and certain liabilities of Atlanta Sharptech, a long established global provider of meat room products and maintenance repair services, which generates $18 million of annual revenue.  Atlanta Sharptech has a manufacturing facility in Atlanta, GA and has route distribution network across the US market.  Kasco and Atlanta Sharptech are integrating and merging the two businesses together, to create a more efficient and extensive route distribution and service company across North America, and a company with a much larger global distributor customer base.  Manufacturing consolidations will take place in 2007; both the Atlanta factory and the Matamoros factory will continue to operate.

Kasco’s products and services are sold under a number of brand names including Kasco Corporation and Atlanta Sharptech in the United States and Canada, Atlantic Service Co. in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

Competition and Marketing

Kasco competes with several large and medium-sized national and regional companies, as well as numerous small local companies.  The principal methods of competition are product quality, geographic coverage capability to service customers, equipment repair service capability, and product price.

Kasco has a significant distribution network that reaches over 30,000 retail grocery stores, restaurants, delis, equipment distributors, and processing plants in the US, Canada, Europe, South America and Asia.  Kasco’s distribution network is made up of corporate-direct salesmen, route salesmen, repair service technicians, and distributors who have in-depth knowledge of the local markets and the customer’s needs. Kasco’s distribution and service network delivers meat-room supplies, and repair and maintenance services, in a cost effective and rapid manner to our customer base.

During early 2006, Kasco completed the relocation of its manufacturing facility from St. Louis to Matamoros, Mexico.  Upon finishing the equipment relocations and machine set-ups during the first quarter, the Matamoros operation saw continued improvement throughout 2006 in labor efficiency, material yields, and in hiring and training a stable workforce.

Kasco will maintain the ISO certification at the Atlanta factory.  During 2006, Atlantic Service Co. UK finished an expansion project begun in 2005 that doubled new coil manufacturing capacity.  Kasco North America continued to expand its US and Canada service repair network by hiring new technicians and investing in new vehicles, computers, and parts inventory.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation and the industry’s shift to “Case Ready” meat product offerings.  Kasco has responded by successfully diversifying into repair and maintenance services for the food service and retail grocery industries, and by globally sourcing and effectively distributing high quality and competitively priced butcher supplies and equipment.  During 2007, Kasco will complete the integration of Kasco and Atlanta SharpTech, and will continue to diversify and expand its repair services business and butcher supplies distribution business.  Kasco will also make investments in new productivity projects during 2007 to further improve its cost position, product quality, and distribution capability.

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

FOREIGN OPERATIONS

The Corporation has foreign operations located in Canada, Mexico, China, the United Kingdom, France and Germany.  Information on the Corporation's operations by geographical area for the last three fiscal years is set forth in Note 9 to the Consolidated Financial Statements on pages 42 and 43 of Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.

In addition, export sales from the Corporation's US based operations for the years ended December 31, 2006, 2005 and 2004 were approximately $50,054,000, $42,853,000 and $43,557,000, respectively. Export sales to any particular country or geographic area did not exceed 10% of consolidated sales during any of these years.

#

Item 1A.

RISK FACTORS

The Corporations future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among other things, should be considered in evaluating our business and future outlook. Additional risks not currently identified or known to us could also negatively impact our financial results.

This annual report on Form 10-K and other written reports and public statements made by us from time to time may contain statements which, to the extent they are not based on historical fact, constitute forward looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management’s expectations, assumptions and beliefs concerning future developments and their potential effect upon the Corporation. While we believe in good faith that these expectations, assumptions and beliefs are reasonable, investors are cautioned that all forward looking statements involve risk and uncertainties and may therefore be materially different from actual results.

Investors should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase, sell or hold our securities:

The Offer and the Merger may be delayed or may not be completed. Pursuant to the terms of the Merger Agreement (previously filed with the SEC by BZ Acquisition on February 23, 2007 as an exhibit to its Schedule TO) the Offer, currently scheduled to expire on March 16, 2007, may be extended for a period up to 40 business days in the aggregate. The obligation of Steel Partners II to close the Offer is subject to a number of conditions described in the Merger Agreement. The obligation of Steel Partners II to effect the Merger following the closing of the Offer is also subject to a number of conditions and, unless Steel Partners II holds at least 90% of the outstanding shares on a fully diluted basis after the closing of the Offer, approval of the Merger by the shareholders (including Steel Partners II and its affiliates) will be required, which could take several months to procure. Accordingly, we cannot assure you that either the Offer or the Merger will be completed in a timely manner, or completed at all.

A decline in governmental funding for military operations. If, as a result of a loss of funding or a significant cut in federal budgets, spending on military projects were to be reduced significantly, our earnings and cash flows related to the Electronic Materials segment could be negatively effected.

Potential supply constraints and significant price fluctuations of electricity, natural gas and other petroleum based products. In our production and distribution processes, we consume significant amounts of electricity, natural gas, fuel and other petroleum-based commodities, including adhesives and other products. The availability and pricing of these commodities are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such commodities and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Last year, particularly in the Gulf Coast region affected by severe hurricanes, supplies of these commodities were occasionally disrupted and subject to tremendous price fluctuations. Variability in the supply and prices of these commodities could materially affect our operating results from period to period and rising costs could erode our profitability.

Weather can materially affect our quarterly results. A significant portion of our business in the Kasco segment involves on-site delivery, service and repair. In addition, a significant amount of our business in the Coated Materials segment is to the outdoor sign industry. Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather. Therefore, our results can be negatively affected by inclement weather. Severe weather such as hurricanes, tropical storms and earthquakes can damage our facilities, resulting in increased repair costs and business disruption.

We operate in a highly competitive industry. In our served markets, we compete against large private and public companies. This results in intense competition in a number of markets in which we operate. In addition, the ongoing move of our customer base in the Electronics segment to low cost China manufacturing reduces pricing and increases competition. Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on our results of operations.

Industry consolidation creates more purchasing power for fewer, larger customers. The electronics industry, sign industry and supermarket industry have all experienced recent consolidations. This trend tends to put more purchasing power in the hands of a few large customers who can dictate lower prices of our products. Failure to effectively negotiate pricing agreements and implement on-going cost down projects can have a material negative impact on our profitability.

Failure to manage and successfully integrate acquisitions could adversely affect our business. We continually evaluate opportunities for growth through strategic acquisitions. We believe that there are risks related to acquiring businesses including overpaying for acquisitions, losing key employees of the acquired business, unanticipated costs associated with the acquisitions, diversion of management time and resources, increased legal and compliance costs and unanticipated liabilities of an acquired company. Failure to manage and successfully integrate acquisitions could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our future success depends greatly upon attracting and retaining qualified personnel. A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. Our success in attracting qualified personnel is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

Litigation could affect our profitability. The nature of our business exposes us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process.

#

Available Information:

We maintain an Internet address at www.bairnco.com. We make available free of charge through our Internet website this annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Paper copies of these filings are also available, free of charge, by sending a request in writing to Bairnco Corporation, Attn: Corporate Secretary, 300 Primera Boulevard, Suite 432, Lake Mary, Florida 32746.

We have adopted a Code of Business Conduct & Ethics that applies to all our Directors, Officers and employees, as well as a Financial Code of Ethical Conduct, both of which are available on our Internet website. We intend to disclose on our Internet website, any waivers of or amendments to these codes as they apply to our Directors and Executive Officers.

Each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee of the Board of Directors has adopted a written charter addressing various issues of importance relative to each committee, including the committees’ purposes and responsibilities, an annual performance evaluation of each committee and other relevant issues. We have also adopted a set of Corporate Governance Guidelines to address issues of fundamental importance to the governance of the Corporation, including director qualifications and responsibilities. These guidelines and committee charters are available on our Internet website. Paper copies of these guidelines and committee charters are also available, free of charge, by sending a request in writing to Bairnco Corporation, Attn: Corporate Secretary, 300 Primera Boulevard, Suite 432, Lake Mary, Florida 32746.

Our Chief Executive Officer and Chief Financial Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Corporation’s public disclosure of its financial condition. The annual certifications are included as Exhibits to this annual report on Form 10-K. Our Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Corporation of the New York Stock Exchange corporate governance listing standards.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

#

Item 2.

PROPERTIES

The following chart lists for the Corporation as a whole, and by each of its segments, the principal locations of the Corporation's facilities and indicates whether the property is owned or leased and if leased, the lease expiration date:

		LEASED OR OWNED
LOCATION	SQUARE FEET	(LEASE EXPIRATION)

CORPORATION TOTAL	1,199,000

Headquarters

Lake Mary, FL	11,000	Leased (Expires 2009)

Arlon Electronic Materials

Bear, DE	135,000	Owned
Rancho Cucamonga, CA	80,000	Owned
Suzhou New District, PRC	16,000	Leased (Expires 2007)
Suzhou New District, PRC	108,000	Owned

Arlon Coated Materials

Dallas, TX	75,000	Leased (Expires 2007)
San Antonio, TX	96,000	Leased (Expires 2008)
San Antonio, TX	16,000	Leased (Expires 2008)
Santa Ana, CA	124,000	Leased (Expires 2013)
San Antonio, TX	138,000	Leased (Expires 2012)
Various Warehouses	15,000	Leased (Expires 2007)

Kasco Replacement Products and Services

Atlanta, GA	120,000	Owned
Gwent, Wales, UK	25,000	Owned
Montreal, Canada	11,000	Leased (Expires 2009)
Pansdorf, Germany	18,000	Owned
Paris, France	22,000	Leased (Expires 2009)
Matamoros, Mexico	40,000	Owned
St. Louis, MO	78,000	Owned
Field Warehouses:
Various locations in North America	71,000	Leased

Item 3.

LEGAL PROCEEDINGS

As discussed in "Management's Discussion and Analysis" set forth on pages 10 through 20 of Bairnco's 2006 Annual Report to Stockholders and in Note 10 to the Consolidated Financial Statements, which is incorporated herein by reference, in the third quarter 2004 Bairnco obtained final resolutions on three long-pending lawsuits.

In one of these lawsuits (the “Transactions Lawsuit”),  trustees representing asbestos claimants brought claims of over $700 million against Bairnco, its subsidiaries, and other defendants.   A judgment in favor of the defendants was affirmed in May 2004 by the U.S. Court of Appeals for the Second Circuit.  Plaintiffs’ time to seek review by the United States Supreme Court of the Court of Appeals’ decision expired in August 2004.

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

Management of Bairnco is not aware of any other pending actions of which the Corporation and its subsidiaries are defendants, the disposition of which would have a material adverse effect on the consolidated results of operations or the financial position of Bairnco and its subsidiaries as of December 31, 2006.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No reportable events.

#

PART II

Item 5.

MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. & c.    Data regarding market prices of Bairnco's common stock is included in the "Quarterly Results of Operations (Unaudited)" on page 21 of Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.  Bairnco's common stock is traded on the New York Stock Exchange under the symbol BZ.  Data on dividends paid is included in the Consolidated Statements of Income on page 23 of Bairnco's 2006 Annual Report to Stockholders, which is incorporated herein by reference.

In November 2004 the Board of Directors increased the quarterly cash dividend to $.06 per share from $.05 per share. In August 2006, the Board of Directors increased the quarterly cash dividend to $.07 per share from $.06 per share.  The total dividend for 2006 was $.26 per share, an 8.3% increase over the $.24 in 2005.  In January 2007, the Board of Directors increased the quarterly cash dividend to $.10 per share or an annual rate of $.40 per share for 2007, a 42.9% increase in the quarterly rate. The Board continues to review the dividend on a quarterly basis.

There were no repurchases of any of the Corporation’s equity securities made during the fourth quarter.

b.

The approximate number of registered holders of Bairnco common stock (par value $.01 per share) as of December 31, 2006 was 825.

Item 6.

SELECTED FINANCIAL DATA

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included in Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.  The balance sheet data as of December 31, 2006, 2005 and 2004 and the statement of operations data for the fiscal years then ended, were derived from the consolidated financial statements and notes thereto that have been audited by Grant Thornton LLP, independent registered public accounting firm. The balance sheet data as of December 31, 2003 and 2002 and the statement of operations data for the fiscal years then ended were derived from the consolidated financial statements and notes thereto that were audited by Ernst & Young LLP, independent registered public accounting firm. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.

#

FINANCIAL HISTORY

		2006	2005	2004	2003	2002
Summary of Operations ($ in thousands)
Net sales		$178,828	165,900	165,496	152,696	154,354
Gross profit		$53,550	47,469	47,884	42,871	44,991
Earnings before provision for litigation costs, interest and taxes		$6,066	5,591	8,057	4,623	6,802
Provision for litigation costs		$--	--	--	--	4,000
Operating profit		$6,066	5,591	8,057	4,623	2,802
Interest expense, net		$712	54	566	768	1,005
Income before income taxes		$5,354	5,537	7,491	3,855	1,797
Provision for income taxes		$392	1,937	2,372	1,206	436
Income from continuing operations		$4,962	3,600	5,119	2,649	1,361
Income from spun off subsidiary		$--	--	25,710	--	--
Net income		$4,962	3,600	30,829	2,649	1,361
Return from operations on:
Net sales	%	2.8	2.2	3.1	1.7	0.9
Average stockholders’ investment	%	5.9	4.3	7.7	5.0	2.7
Average capital employed	%	5.6	4.1	6.5	3.7	2.4

Yearend Position ($ in thousands)
Working capital		$40,939	41,820	38,220	32,573	23,850
Working capital as a % of sales	%	22.9	25.2	23.1	21.3	15.5
Plant and equipment, net		$40,654	34,373	34,429	36,476	37,468
Total assets		$138,628	125,768	118,781	118,229	115,584
Total debt		$25,828	9,436	1,924	31,833	27,747
Stockholders’ investment		$81,170	83,458	84,767	54,298	51,516
Capital employed		$106,998	92,894	86,691	86,131	79,263

Per Common Share Data
Basic earnings per share from continuing operations		$0.69	0.49	0.70	0.36	0.19
Basic earnings per share from spun off subsidiary		$--	--	3.49	--	--
Basic earnings per share		$0.69	0.49	4.19	0.36	0.19
Diluted earnings per share from continuing operations		$0.67	0.47	0.68	0.36	0.19
Diluted earnings per share from spun off subsidiary		$--	--	3.40	--	--
Diluted earnings per share		$0.67	0.47	4.07	0.36	0.19
Cash dividend		$0.26	0.24	0.21	0.20	0.20
Stockholders’ investment per share		$11.03	10.96	11.20	7.35	7.02
Market price:
High		$13.70	12.21	11.90	7.15	6.10
Low		$8.70	8.66	6.00	4.65	4.69

Other Data (in thousands)
Depreciation and amortization		$7,411	7,456	7,668	7,797	8,113
Capital expenditures		$8,676	7,304	5,996	5,664	3,811
Weighted average common shares outstanding		7,147	7,350	7,362	7,338	7,332
Weighted average diluted common shares outstanding		7,387	7,613	7,569	7,391	7,337

Current ratio		2.3	2.8	2.7	2.3	1.7
Number of registered common stockholders at yearend		825	890	944	992	1,066
Average number of employees		909	836	770	755	789
Sales per employee		$196,730	198,440	214,930	202,250	195,600

#

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Management's Discussion and Analysis" on pages 10 through 20 of Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risks relating to the Corporation's operations result primarily from changes in interest rates and changes in foreign currency exchange rates.

Impact of Interest Rates

The interest on the Corporation’s bank debt is floating and based on the prevailing market interest rates. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future interest expense and hence earnings and cash flows, assuming other factors remain unchanged. A theoretical one-percentage point change in market rates in effect on December 31, 2005 would change interest expense and hence change net income of the Corporation by approximately $62,000 per year.

The following table summarizes the principal cash flows of the Corporation's financial instruments outstanding at December 31, 2006, categorized by type of instrument and by year of maturity.  There have been no changes in market risk factors for the year ended December 31, 2006.

	2007	2008	2009	2010	2011	Total	Fair Value
	(in thousands)
Short term debt	$6,119	$ --	$ --	$ --	$ --	$6,119	$6,119
Long Term Debt:
Term loan – domestic (7.125% - 8.25% interest rate)	1,119	1,119	1,119	1,119	10,431	14,907	14,907
Revolving line of credit – foreign (6.01% interest rate)	--	--	--	--	214	214	214
China loan facility (6.26% - 6.7% interest rate)	--	--	--	--	4,488	4,488	4,488
Note payable	100	--	--	--	--	100	100

Impact of Foreign Currency Exchange Rates

The Corporation’s sales denominated in a currency other than U.S. dollars were approximately 19.1% of total sales for the year ended December 31, 2006.  Net assets maintained in a functional currency other than U.S. dollars at December 31, 2006 were approximately 12.9% of total net assets. The translation effect of changes in foreign currency exchange rates on the Corporation's revenues, earnings and net assets maintained in a functional currency other than U.S. dollars has not historically been significant.  At December 31, 2006, a 10% weaker U.S. dollar against the currencies of all foreign countries in which the Corporation had operations during 2006, would have resulted in an increase of revenues by $2.9 million, and an increase in operating profit by $174,000.  A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and operating profit.

Effect of Inflation

General inflation has impacted Bairnco's operating results in recent years.  During late 2005 and 2006 we saw percentage cost increases from suppliers that were greater than the percentage price increases we passed on to our customers. Sales prices and volumes have also continue to be strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and accompanying Notes included on pages 27 through 44 and the "Quarterly Results of Operations (Unaudited)" on page 21 of Bairnco's 2006 Annual Report to Stockholders which is incorporated herein by reference.  Financial Statement Schedules are included in Part IV of this filing.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

#

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Through this evaluation, we did not identify any material weakness in our internal controls. However, management’s testing was performed on transactions and controls through the third quarter of 2006 and did not extend into the fourth quarter 2006 and thus, in accordance with COSO, management concluded the Corporation did not maintain effective internal control over financial reporting as of December 31, 2006. (See Management’s Report on Internal Control over Financial Reporting on page 29 in the Corporation’s 2006 Annual Report to Stockholders which is incorporated herein by reference.)

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm. Grant Thornton has issued a disclaimer of opinion on both management's assessment and the effectiveness of the company's internal controls over financial reporting as stated in their Report of Independent Registered Public Accounting Firm on page 30 in the Corporation’s 2006 Annual Report to Stockholders, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. There has been no change in the Corporation’s internal control over financial reporting during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting except for the following:

•

The Corporation completed its acquisition of Atlanta Sharptech effective October 1, 2006. As permitted by the Securities and Exchange Commission, management's assessment did not include the internal control of the acquired operations of Atlanta Sharptech, which results are included in the Corporation's audited consolidated financial statements as of December 31, 2006 and for the period from October 1, 2006 through December 31, 2006. The Corporation's consolidated revenues for the year ended December 31, 2006 were $178.8 million, of which Atlanta Sharptech represented $4.6 million. The Company's total assets as of December 31, 2006 were $138.6 million, of which Atlanta Sharptech represented $17.2 million, including intangible assets and goodwill recorded in connection with the acquisition aggregating $6.3 million, net of accumulated amortization.

Item 9B.

OTHER INFORMATION

None.

#

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors, the audit committee and executive officers of Bairnco is included in the Definitive Consent Statement (DEFC14A) filed with the Securities and Exchange Commission on January 24, 2007, and is incorporated herein by reference.

See also the information regarding executive officers of the Corporation on page 4 of this Annual Report on Form 10-K.

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

Item 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Definitive Consent Statement (DEFC14A) filed with the Securities and Exchange Commission on January 24, 2007, and is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Definitive Consent Statement (DEFC14A) filed with the Securities and Exchange Commission on January 24, 2007, and is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Definitive Consent Statement (DEFC14A) filed with the Securities and Exchange Commission on January 24, 2007, and is incorporated herein by reference.

#

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees charged for professional audit services rendered by Grant Thornton, LLP for the audit of the Company’s financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services during those years.

	2006	2005
Audit fees (1)	$1,018,000	$206,000
Audit related fees (2)	174,000	23,800
Tax fees (3)	18,000	17,400
Total	$1,210,000	$247,200

(1)

Audit fees consisted of audit work (including the tax accrual review) performed in connection with the preparation of the quarterly and year end financial statements, European statutory audits and review of documents filed with the SEC.

(2)

Audit related fees consisted of audits of employee benefit plans and agreed upon procedures related to the acquisition of Atlanta Sharptech.

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

The Audit Committee pre-approved all audit services, audit related services and tax review and compliance services for the Corporation by Grant Thornton LLP during 2006.

#

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)

1.  Financial Statements

Included in the 2006 Annual Report to Stockholders which is included as Exhibit 13 to this Annual Report on Form 10-K:

•

Management’s Report on Internal Control over Financial Reporting;

•

Reports of Independent Registered Public Accounting Firms;

•

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004;

•

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004;

•

Consolidated Balance Sheets as of December 31, 2006 and 2005;

•

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004;

•

Consolidated Statements of Stockholders' Investment for the years ended December 31, 2006, 2005 and 2004;

•

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

Included in Part IV of this Annual Report on Form 10-K:

•

Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004:

Schedule II - Valuation and Qualifying Accounts on page 26 of this Annual Report on Form 10-K.

All other schedules and notes are omitted because they are either not applicable, not required or the information called for therein appears in the Consolidated Financial Statements or Notes thereto.

3.  See Index to Exhibits on pages 30 through 32 of this Annual Report on Form 10-K.

#

BAIRNCO CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Year Ended December 31,	Balance Beginning of Year	Expenses	Accounts Written-off	Recoveries and Other	Balance End of Year
2006
Allowance for
doubtful accounts	$ 1,014,000	$ 663,000	$ (327,000)	$ --	$ 1,350,000

2005
Allowance for
doubtful accounts	$ 1,546,000	$ --	$ (477,000)	$ (55,000)	$ 1,014,000

2004
Allowance for
doubtful accounts	$ 1,358,000	$ 877,000	$ (713,000)	$ 24,000	$ 1,546,000

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIRNCO CORPORATION
(Registrant)

Date: March 15, 2007	By: /s/ Kenneth L. Bayne
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

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Exhibit 99 to Bairnco’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005.

#

Description	Incorporated Herein by Reference To

Second Amendment, dated October 10, 2006, to Third Amended and Restated Credit Agreement dated as of May 20, 2005, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America N.A., as Administrative Agent, and Wachovia Bank N.A.

Exhibit 99.1 to Bairnco’s Current Report on Form 8-K dated October 11, 2006.

Exhibits to Second Amendment, dated October 10, 2006, to Third Amended and Restated Credit Agreement dated as of May 20, 2005, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A.

Exhibits 99.2 through 99.4 to Bairnco’s Current Report on Form 8-K dated October 11, 2006.
Loan and Security Agreement, Exhibits and Schedules, dated as of November 9, 2006, by and among Bairnco Corporation and certain of its subsidiaries and Bank of America, N.A., as Agent.	Exhibit 99.1 to Bairnco’s Current Report on Form 8-K dated November 13, 2006.
Lease, dated May 17, 1999, between Crescent Resources, Inc. a South Carolina Corporation, and Bairnco Corporation.	Exhibit 10.1 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Lease, dated February 16, 2000, between Signtech USA, Ltd., a Texas Limited Partnership, and Arlon Signtech Ltd.	Exhibit 10.2 to Bairnco's Annual Report on Form 10-K for fiscal year ended December 31, 1999.
Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc.	Exhibit 99 to Bairnco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002.
First Amendment, dated May 23, 2005, to Standard Industrial Lease dated May 1, 2002 between James E. and Nancy S. Welsh, trustees under Welsh Family Trust, dated April 20, 1979 and Arlon, Inc.	Exhibit 99.2 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2005.
Ernst & Young Preferability Letter Dated January 30, 2003 Re: Change in Actuarial Valuation Measurement Date for Pension Plans.	Exhibit 18 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002.
Commercial/Industrial Lease dated December 18, 2002 between The Ben-Tal Family Trust and Arlon-Viscor LTD., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2002.
First Lease Renewal Agreement, dated February 15, 2003, between Arlon Signtech Ltd, a Texas limited partnership and RAM Global, Ltd., a Texas limited partnership.	Exhibit 99 to Bairnco’s Form 10-K for the fiscal year ended December 31, 2003.

Description	Incorporated Herein by Reference To
2006 Annual Report to Stockholders.	Exhibit 13 filed herewith.
Subsidiaries of the Registrant.	Exhibit 21 filed herewith.
Consent of Independent Registered Public Accounting Firm.	Exhibit 23 filed herewith.
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1 filed herewith.
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2 filed herewith
Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 filed herewith.
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 filed herewith.

#